Form 10QSB
period 1995-09-30
MPTV INC
filed 1995-11-14
CIK 808715

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

  X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act ---- of 1934
     For the nine months ended September 30, 1995

____ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to ________

     Commission File Number 0-16545

                                   MPTV, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Nevada                                       88-0222781
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

                                  3 Civic Plaza
                                   Suite #210
                        Newport Beach, California 92660
                    (Address of Principal Executive Offices)

                                 (714) 760-6747
              (Registrant's Telephone Number, Including Area Code)


     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

     As of October 31, 1995, 30,911,721 shares of Common Stock, $0.05 par value per share, were outstanding.



--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MPTV, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994




                                                              SEPTEMBER 30,              DECEMBER 31,
               ASSETS                                            1995                      1994
             ----------                                      ---------------            -------------

Timeshare property held for sale                                $15,141,246              $15,203,202
Cash                                                                  4,853                   14,243
Receivables                                                         115,435                   56,788
Land held for investment                                            490,668                  490,668
Other assets                                                        212,779                  103,175
Deferred financing costs                                          2,001,468                  757,685
                                                            ---------------            -------------

                                                                $17,966,449              $16,625,761
                                                            ---------------            -------------
                                                            ---------------            -------------



               LIABILITIES AND SHAREHOLDERS' EQUITY
              --------------------------------------

All inclusive trust deed note payable                            $8,139,399               $8,206,381
Accounts payable and accrued expenses                             2,545,491                2,146,025
Notes payable                                                     4,122,039                3,785,232
                                                            ---------------            -------------

                                                                 14,806,929               14,137,638
                                                            ---------------            -------------


Common stock - par value $.05 per share;
 authorized 50,000,000; issued 22,105,830
 and 13,978,191                                                   1,430,837                  698,910
Additional paid-in capital                                       22,333,045               18,834,515
Accumulated deficit                                             (20,307,112)             (16,748,052)
Services to be rendered                                            (104,500)                (104,500)
Stock subscriptions receivable                                     (192,750)                (192,750)
                                                            ---------------            -------------

 Total Shareholders' equity                                       3,159,520                2,488,123
                                                            ---------------            -------------

                                                                $17,966,449              $16,625,761
                                                            ---------------            -------------
                                                            ---------------            -------------


                            MPTV, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS




                                                            OCT. 22, 1992
                                                           (Incorporation)
                                                                  TO            NINE MONTHS ENDED           THREE MONTHS ENDED
                                                           SEPT. 30, 1995               SEPT. 30                    SEPT. 30
                                                                                 ----------------------   -------------------------
                                                                                 1995          1994          1995          1994
                                                                               ----------    ----------   -----------    ----------

Revenue
 Other                                                             $135,894       $65,576       $75,781       $19,820       $25,634
                                                             --------------    ----------    ----------   -----------    ----------



Expenses
 Excess of expenses over revenues
  from incidental operations                                      1,387,744        16,540       833,607       (12,308)       68,432
 General and administrative                                       6,030,249     3,600,239       817,504     1,521,266       186,436
 Interest                                                            12,990         7,857         3,979         2,725         1,426
 Reorganization items                                                14,596             0             0             0             0
 Provisions for write-off                                        13,346,879             0             0             0             0
                                                             --------------    ----------    ----------   -----------    ----------

                                                                 20,792,458     3,624,636     1,655,090     1,511,683       256,294
                                                             --------------    ----------    ----------   -----------    ----------


Net loss before minority interest                               (20,656,564)   (3,559,060)   (1,579,309)   (1,491,863)     (230,660)

Minority interest in loss of consolidated subsidiary                349,452             0       130,500             0             0
                                                             --------------    ----------    ----------   -----------    ----------

Net loss                                                       ($20,307,112)  ($3,559,060)  ($1,448,809)  ($1,491,863)    ($230,660)
                                                             --------------    ----------    ----------   -----------    ----------
                                                             --------------    ----------    ----------   -----------    ----------

Net loss per share                                                   ($1.28)       ($0.17)       ($0.13)       ($0.06)       ($0.02)
                                                             --------------    ----------    ----------   -----------    ----------
                                                             --------------    ----------    ----------   -----------    ----------

Weighted average number of shares outstanding                    15,843,424    21,297,456    11,433,113    25,361,276    12,172,808
                                                             --------------    ----------    ----------   -----------    ----------
                                                             --------------    ----------    ----------   -----------    ----------


                            MPTV, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                       OCT. 22, 1992
                                                                      (Incorporation)
                                                                           TO                     NINE  MONTHS ENDED
                                                                     SEPT. 30, 1995                     SEPT. 30
                                                                     ----------------             --------------------------
                                                                                                 1995               1994
                                                                                            -------------       ------------

Cash Flows From Operating Activities:
Net loss                                                                 ($20,307,112)        ($3,559,060)       ($1,448,809)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Issuance of common stock for services                                      2,050,045           1,449,393          1,164,775
 Depreciation and amortization                                                568,226             173,183            520,279
 Minority interest                                                           (349,452)                  0           (130,500)
 Provisions for write-offs                                                 13,346,879                   0                  0
 Changes in assets and liabilities                                          (412,973)           1,158,998         (2,172,621)
                                                                       -------------       --------------      -------------

Net Cash Used in Operating Activities                                     (5,104,387)            (777,486)        (2,066,876)
                                                                       -------------       --------------      -------------


Cash Flows From Investing Activities:
Other assets                                                              (1,174,135)         ($1,243,783)       ($1,100,196)
Pre-acquisition costs paid in connection
 with purchase of real estate                                                (35,365)                   0                  0
Purchase of furniture and equipment                                          (78,530)                   0                  0
Cash received in connection with MPTV
 merger                                                                       70,112                    0                  0
                                                                       -------------       --------------      -------------

Net Cash Used in Investing Activities                                     (1,217,918)          (1,243,783)        (1,100,196)
                                                                       -------------       --------------      -------------


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable                                      989,810              336,807            670,916
Proceeds from sale of common stock                                         4,093,863            1,742,064          2,158,827
Proceeds from collection of subscription
  receivables                                                                      0                    0            498,571
Advances from MPTV prior to merger                                           589,360                    0                  0
Principal repayments on notes payable                                       (126,537)             (66,982)          (332,703)
Net advances from (to) affiliates, net                                       (25,826)                   0                  0
Capital contribution received by joint venture                               806,488                    0                  0
                                                                       -------------       --------------      -------------


Net Cash Provided by Financing Activities                                  6,327,158            2,011,889          2,995,611
                                                                       -------------       --------------      -------------


Net Increase (Decrease) in Cash                                                4,853               (9,390)          (171,461)
Cash, beginning of period                                                          0               14,243            185,224
                                                                       -------------       --------------      -------------
Cash, end of period                                                           $4,853               $4,853            $13,763
                                                                       -------------       --------------      -------------
                                                                       -------------       --------------      -------------


Supplemental Disclosure of Cash Flow Information:

Cash paid for:
 Interest                                                                 $1,098,194             $565,877           $277,207
                                                                       -------------       --------------      -------------
                                                                       -------------       --------------      -------------
 Taxes                                                                        $1,600                   $0                 $0
                                                                       -------------       --------------      -------------
                                                                       -------------       --------------      -------------



See note 3 for supplemental disclosure of non-cash investing and financing activities.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995





                                                                                            Services
                         Number                     Additional   Services                    Rendered     Stock           Total
                         of              Common      Paid-In      to be       Accumulated   for Stock  Subscription    Stockholders'
                         Shares          Stock       Capital     Rendered       Deficit      Issued     Receivable        Equity
                         ----------    --------   -----------    ---------   -------------  ---------- ------------    -------------

Balances,
 January 1, 1995         13,978,191    $698,910   $18,834,515   ($132,000)  ($16,748,052)     $27,500    ($192,750)      $2,488,123

Net loss for the six
 months ended
  September 30, 1995              0           0             0           0     (3,559,060)           0            0       (3,559,060)

Common stock issued
 for services and
  compensaton             4,601,277     230,064     1,219,329           0              0            0            0        1,449,393

Common stock sold         7,538,530     376,927     1,365,137           0              0            0            0        1,742,064

Common stock issued
 for loan origination     1,800,000      90,000       783,000           0              0            0            0          873,000

Common stock issued to
 pay notes                  698,723      34,936       131,064           0              0            0            0          166,000
                        ----------- -----------  ------------ -----------   ------------ ------------  -----------      -----------


Balances,
 September 30, 1995      28,616,721  $1,430,837   $22,333,045   ($132,000)  ($20,307,112)     $27,500    ($192,750)      $3,159,520
                        ----------- -----------  ------------ -----------   ------------ ------------  -----------      -----------
                        ----------- -----------  ------------ -----------   ------------ ------------  -----------      -----------

                            MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of the management of MPTV, Inc., a Nevada corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1995. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 for additional information.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $20,307,112 since its incorporation. These factors raise substantial doubt about the Company's ability to continue as a going concern. Successful development of the Company's properties, successful completion of its marketing program, and transition, ultimately, to the attainment of profitable operations are dependent upon the Company obtaining adequate financing. Management plans to refinance the Lake Tropicana debt and obtain redevelopment and improvement funding necessary to enable the Company to prepare the Lake Tropicana property for the marketing and sale of timeshare units; however, there can be no assurance that such funding can be obtained on terms acceptable to the Company, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - ACQUISITION OF MINORITY INTEREST IN JOINT VENTURE

     On February 24, 1994, MPTV acquired the 45% minority interest in the Lake Tropicana venture from Pacific D.N.S., ("Pacific") for an aggregate purchase price of $3,737,291, consisting of an 8% promissory note for $1,868,645.50, collateralized by a Deed of Trust on Lake Tropicana and guaranteed by MPTV, and 400,000 shares of the Company's common stock valued at $1,868,645.50 (see below). MPTV agreed to register said shares under the Securities Act of 1993, as amended, no later than October 31, 1994. If these shares were not registered by that date, Pacific had the right to cancel the transaction, and return the shares for Pacific's joint venture interest purchased by MPTV. In the event that the proceeds to Pacific from the sale of the shares were less than $1,868,545.50, MPTV agreed to issue to Pacific, and register pursuant to the Securities Act of 1993, that number of additional shares which, if registered and sold,

                            MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

would yield proceeds, together with those received from the sale of the original shares, equal to $1,868,645.50. Accordingly, the value of the 400,000 common shares was based on the guaranteed value referred to above upon registration and sale of such securities.

     As a result of the Company's acquisition of the minority interest on February 24, 1994, Pacific's minority interest in the loss in the venture is reflected in the statement of operations for the period January 1, 1994 to February 24, 1994.

     On March 22, 1995, the Company and Pacific agreed to convert the guaranteed value of the 400,000 common shares of $1,868,645.50, into a non-interest bearing note payable to Pacific subject to certain terms and conditions, one of which was the consummation of the Consortium refinancing agreement, (see below).

NOTE 3 - FINANCING COMMITMENT

     On January 12, 1995, the Company received a financing commitment for up to $8,600,000 from Consortium International, Inc., ("Consortium"), an unrelated entity, to refinance certain indebtedness and provide funds to complete
improvements for the Lake Tropicana property.    The Company paid a commitment
fee comprised of $30,000 and 100,000 shares of common stock valued at approximately $25,000 (Note 4) at the time the commitment was issued by the lender. The Company was required to satisfy a number of conditions precedent to the closing of the transaction, including but not limited to obtaining working capital of $750,000 at the time of close. The Company fulfilled all of these obligations; however, on August 23, 1995, the Company terminated negotiations with Consortium as the funding had not occurred as of that date (the last written extension requested by Consortium). The Company's management decided to pursue negotiations with another lender for a similar loan secured by a first mortgage on the property. The Company has received assurances that the new transaction can be completed in time to allow timeshare sales and earnings to occur in the fourth quarter of 1995.
Attorneys for the Company are exploring available legal and equitable remedies for the failure to fund the Consortium loan.

NOTE 4 - STOCKHOLDERS' EQUITY

     The Company has raised funds through certain private placements and placements pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 1995, the Company issued and sold an aggregate of 7,538,530 shares of its common stock for $1,742,064 (net of commissions), as reflected in the accompanying condensed consolidated statement of stockholders' equity.

                            MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     During the nine months ended September 30, 1995, the Company issued 698,723 shares of its common stock in satisfaction of notes payable for $166,000.

     During the nine months ended September 30, 1995, the Company issued 1,800,000 shares of its common stock relating to certain loans payable or loans currently in negotiation, valued at approximately $873,000. Such amount has been deferred as a financing cost in the accompanying balance sheet and will be amortized over the life respective of the loans.

     From time to time, the Board of Directors has authorized certain shares of the Company's common stock to be issued for services rendered by the Company's consultants. During the nine months ended September 30, 1995, the Company issued 4,601,277 shares for services valued at an average of $0.32 per share, with an aggregate value of $1,449,393. The fair value was determined by management based on the closing price of the Company's common stock as quoted on the Nasdaq Small Cap Market, less a discount for restrictions on transferability.


NOTE 5 - RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 1994, the Company paid an officer $200,000 as an advance on commission for future timeshare sales. Two other officers were paid salaries of $127,500 and $97,500, respectively. These payments were made pursuant to the terms of each officer's employment agreement.

     During the nine months ended September 30, 1995, the Company continued to have minimal operating revenue. As a result one salaried officer was paid $90,000 cash during the period, and one officer was issued 480,000 shares of common stock in lieu of $92,256 due him for back salary and expenses. The officer with commission draw rights was paid $123,077, deferring all other compensation.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

     At September 30, 1995, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1995. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

     Expenses in excess of revenues of incidental operations decreased from $833,607 to $16,540 during the first nine months in 1995 versus 1994. The decrease in 1995 was attributable to the Company's significant reduction of certain expenses of CRE, consisting primarily of the operation of the Lake Tropicana Apartments. The expenses reduced included advertising, certain salaries, commissions and professional and consulting fees, which had been incurred in the first quarter of 1994 prior to achieving economics of scale after the merger with MPTV.

     The Company's general and administrative expenses in the nine months ended September 30, 1995 increased from the comparable period in 1994 from $817,504 to $3,600,239, due to the issuance of Common Stock to third parties pursuant to certain consulting agreements.

     MPTV also incurred interest expense of $7,857 in the first nine months of 1995 as compared to $3,979 in the first nine months of 1994. Interest costs incurred for the acquisition and development of Lake Tropicana timeshares are capitalized to timeshare units held for sale. During the periods ended September 30, 1995 and 1994, the Company capitalized approximately $395,000 and $104,894, respectively. In the first nine months of 1995, increased amounts were capitalized versus the comparable period in 1994 due to additional finance costs incurred during such periods.

     Based on the above factors, MPTV's net loss increased to $3,559,060 for the nine months ended September 30, 1995 from $1,448,809 for the comparable period in 1994. Net loss per share equaled $0.17 per share for the nine months ended September 30, 1995 as compared to $0.13 per share for the comparable period in 1994, due to a significant increase in the number of shares of common stock outstanding in 1995.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company's condensed consolidated financial statements at September 30, 1995 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations, of which there can be no assurance. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's acquisition of CRE and its interest in Lake Tropicana, and the potential to raise additional equity (see below), management believes that there will be sufficient capital available to complete existing contracts and projects. The financial statements do not include any adjustments relating to the recoverability of recorded assets amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court. The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages. Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000. The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete, of which approximately $750,000 has been expended to date. In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility, and management currently anticipates completion of this phase in February, 1996, subject to obtaining the required financing (see below). Phases two and three include the renovation of approximately one-half of the 176 timeshare units. Architects retained by the Company are currently preparing plans for the purpose of soliciting fixed bids for remaining phases of the renovations.

     The funds for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company (see below) and issuances of Common Stock to vendors. The Company is currently negotiating for a commitment to refinance the existing note secured by a first deed of trust (see below), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors Ltd.) plus cash flow from operations, to fund the remainder of the renovations. However, there can be no assurance that the Company will receive financing adequate to complete renovations. In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit.

     On October 11, 1994, CRE filed a petition under Chapter 11 of the United States Bankruptcy Code. Management determined that the filing was required to enable CRE to restructure and refinance the Lake Tropicana debt. MPTV successfully negotiated this restructuring and in March 1995, the U.S. Bankruptcy Court granted an Unconditional Order to Dismiss the proceedings subject to a 180-day bar on the refiling of a Chapter 11 case. Since the dismissal, management has devoted significant efforts to refinancing the all-inclusive trust deed notes payable, to enable the Company to continue development of the timeshare units.

     During the nine months ended September 30, 1995, the Company had a net negative cash flow of $9,390. This net negative cash flow was comprised of positive cash flow of $2,011,889 from financing activities (consisting primarily of the sale of Common Stock in private placements) offset by negative cash flows of $1,243,783 from investing activities and $777,496 from operating activities.

     The Company raised funds through certain private placements and offshore private placements pursuant to Regulation S promulgated under the Securities Act of 1933. During the nine months ended September 30, 1995, the Company raised an aggregate of $1,742,064 from issuing an aggregate of 7,538,530 shares of common stock in these financings.

          On January 12, 1995, the Company received a financing commitment for up to $8,600,000 from Consortium International, Inc., ("Consortium"), an unrelated entity, to refinance certain indebtedness and provide funds to
complete improvements for the Lake Tropicana property.    The Company paid a
commitment fee comprised of $30,000 and 100,000 shares of common stock valued at approximately $25,000 (Note 4) at the time the commitment was issued by the lender. The Company was required to satisfy a number of conditions precedent to the closing of the transaction, including but not limited to obtaining working capital of $750,000 at the time of close. The Company fulfilled all of these obligations; however, on August 23, 1995, the Company terminated negotiations with Consortium as the funding had not occurred as of that date (the last written extension requested by Consortium). The Company's management decided to pursue negotiations with another lender for a similar loan secured by a first mortgage on the property. The Company has received assurances that the new transaction can be completed in time to allow timeshare sales and earnings to occur in the fourth quarter of 1995.

Attorneys for the Company are exploring available legal and equitable remedies for the failure to fund the Consortium loan.

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings.

          On March 14, 1994, Albert C. Gannaway, Jr., the founder and former officer, director and principal stockholder of the Company, and Gannaway Productions, Ltd. (collectively, "Gannaway") filed a Complaint in the Superior Court of Orange County, California against the Company and Messrs. Raymond Rasmussen, a Director and the former Chairman and Chief Executive Officer of the Company, and James C. Vellema, the Company's current Chairman and Chief Executive Officer and a principal stockholder. The Complaint sought to enforce the terms of a settlement agreement allegedly entered into by the Company and Gannaway in 1993 to resolve certain asserted or potential claims by Gannaway that (i) he was entitled to additional shares of the Company's Common Stock to be received pursuant to an option or, in the alternative, a lower option price;
(ii) the Company was indebted to Gannaway for prior loans, cost advances or wages in excess of the amounts shown on the Company's books and records; and
(iii) certain duplicating or other equipment being used by the Company belonged to Gannaway, and demanded damages for an alleged breach of video distribution agreements, an accounting under said agreements and rescission of the distribution agreements. The Complaint also sought punitive damages for fraud in the above-referenced alleged settlement agreement. In response, the Company filed a Demurrer and Motion to Strike Portions of the Complaint on April 14, 1994, and set a hearing thereon for May 10, 1994. Prior to said hearing, however, Gannaway filed an amended Complaint and the Company filed a Demurrer to the amended Complaint and set a hearing thereon for July 12, 1994. In July 1994, however, Gannaway voluntarily dismissed the Complaint without prejudice.

     On September 9, 1994, Gannaway filed a Complaint (Case No. Ct 94-6153) in the Circuit Court in and for Orange County Florida, raising substantially the same claims as those set forth above. In October, 1994, the Company filed an Answer to said Complaint denying Gannaway's claims. The Company also filed a Counterclaim on the same date for (i) rescission of the above-referenced settlement agreement; (ii) rescission of certain video distributor agreements;
(iii) damages (including punitive damages) for fraud; (iv) damages (including punitive damages) for breach of fiduciary duty; (v) damages for illegal corporate loans; (vi) damages for negligence; and (vii) on accounting. Gannaway has filed a motion to amend the Complaint and to add James C. Vellema as a defendant and to assert claims of conspiracy to commit fraud and for negligent
misrepresentation.   On or about February 9, 1995 a Motion for Partial Summary
Judgment was filed by the Plaintiff and was denied by the court on July 7, 1995. Gannaway has indicated that he will be filing a Motion for Reconsideration regarding the denial by the Court of the Motion for Partial Summary Judgement. The parties are currently conducting discovery. The Company has vigorously denied all allegations raised by Gannaway, and intends to vigorously pursue its counterclaims.

     On October 11, 1994, CRE filed a petition under Chapter 11 of the United States Bankruptcy Code. Management determined that the filing was required to enable CRE to restructure and refinance the Lake Tropicana debt. MPTV successfully negotiated this restructuring and in March 1995, the U.S. Bankruptcy Court granted an Unconditional Order to Dismiss the proceedings subject to a 180-day bar on the refiling of a Chapter 11 case. Since the dismissal, management has devoted significant efforts to refinancing the all-inclusive trust deed notes payable, to enable the Company to continue development of the timeshare units.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Not Applicable

     (b) On September 11, 1995, the Registrant filed a Current Report on Form 8-K, reporting the termination of its negotiations with Consortium. No financial statements were filed with such Current Report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 REGISTRANT:

Date:                            MPTV, INC.

                                 By: /s/ James C. Vellema
                                    -------------------------------------------
                                    James C. Vellema
                                    Chairman
                                    (Principal Financial and Accounting Officer)


Date:                            By: /s/ Hurley C. Reed
                                    -------------------------------------------
                                    Hurley C. Reed
                                    President