Form 10-K
MPTV INC
filed 1996-05-20
CIK 808715

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

/X/ Annual report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (Fee Required)

                  For the fiscal year ended December 31, 1995

/ / Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (No Fee Required)

                        COMMISSION FILE NUMBER: 0-16545

                                   MPTV, INC.
                 (Name of small business issuer in its charter)

                         NEVADA                                         88-0222781
    (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification
                     organization)                                       Number)

                3 CIVIC PLAZA, SUITE 210
               NEWPORT BEACH, CALIFORNIA                                  92660
        (Address of principal executive offices)                        (Zip Code)

                     (714) 760-6747
  (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                             (Title of each class)

                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                             (Title of each class)
                          Common Stock, $.05 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /.

    The issuer had no revenues for its fiscal year ended December 31, 1995.

    As of March 31, 1996, 47,440,071 shares of Common Stock, $.05 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and asked prices for such stock on that date, was approximately $4,989,791.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

    MPTV, Inc. ("MPTV" or the "Company") is engaged in the timeshare and related entertainment industries. Through its wholly-owned subsidiary, Consolidated Resort Enterprises, Inc. ("CRE"), the Company plans to develop and market timeshare ownership resort properties. The Company's principal asset is a multi-million dollar resort property, called "Lake Tropicana", located in Las Vegas, Nevada adjacent to the MGM Grand Hotel/Casino and Theme Park. The Company plans to market its network of timeshare resorts in part through custom infomercials created through its video and television marketing capabilities. [The preceding sentence constitutes a forward looking statement (hereinafter identified as "FLS"). Each of the forward looking statements in this Annual Report on Form 10-KSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 1 under "Forward Looking Statements".]

    The resort timeshare industry is one of the fastest growing vacation and real estate industries, according to the American Resort Development Association ("ARDA"), an industry-wide trade association. With the entry of major corporations such as Disney, the Marriott Corporation, Hilton Corporation, Hyatt Corporation and Sheraton, the U.S. resort timeshare industry now has the name recognition and capability to reach a vastly larger number of potential purchasers.

    Management believes that timeshare resorts appeal to the growing number of family-oriented consumers, who seek value in resort accommodations with access to activities for all ages. Interval ownership developers utilize a variety of marketing resources to reach these potential purchasers. Historically, most timeshare purchasers have initially been contacted through telemarketing and other forms of direct marketing through in-person tours of the resorts. Management's experience is that these methods generally involve costs averaging 20-24% of the sales price of the respective timeshare unit.

    The Company's strategy seeks to capitalize on the synergy between its resort timeshare and video production capabilities to create a network of interval ownership resorts throughout the western United States and market them through nationally syndicated infomercials. Management believes that this strategy will provide a large number of prospective purchasers with access to the Company's entire resort network and expanding marketing opportunities while maintaining or improving historical margins (FLS).

    The  Company  plans  to  implement  this  strategy  through  the   following
components:

    -DEVELOPMENT  AND  MARKETING  OF  LAKE TROPICANA  RESORT.    The  Company is
     currently renovating the Lake Tropicana resort. Development of the resort began in 1994; however, due to liquidity and other financial concerns, the first phase of renovation has been delayed and has yet to be completed. See
     Item 6 -- "Management's Discussion and Analysis or Plan of Operation." Management currently anticipates that phase one of the renovation will be completed in August 1996, subject to obtaining required permits and financing, and that the remainder of the renovation will occur in a number of phases over a period of 12 months (FLS). The phases will include complete renovation of all 176 living units and major common area improvements. Marketing of timeshare units in Lake Tropicana is currently scheduled to commence in July 1996 (FLS); however, the Company has experienced certain delays to date in the commencement of its marketing activities and there can be no assurance that marketing of timeshares units will begin as scheduled.

    -ACQUISITION OF ADDITIONAL TIMESHARE RESORT PROPERTIES. Management believes that providing prospective purchasers with a variety of timeshare resort opportunities is critical to the cost-effective maximization of sales opportunities. In furtherance of this strategy, the Company signed a letter of intent in 1994 to acquire an existing timeshare resort in Kailua-Kona, Hawaii.

     The letter of intent provides that the resort will be acquired from current owners of individual condominiums; to date the Company has acquired three units. As this property is an existing timeshare resort and has all required permits (subject, in certain cases, to the posting of bonds), the Company anticipates that it will be able to commence sales, subject to availability of funds, in 1996 (FLS). In addition, in February 1994, MPTV entered into a general partnership to develop, market, sell and manage a timeshare resort in the Palm Springs, California area. Marketing of these timeshare interests is expected to commence in October 1996, subject to the Company's ability to meet financial and other requirements set forth in the general partnership agreement (FLS). See "Timeshare Operations -- Rancho Mirage Vacation Resort Partnership." Management will continue to investigate and evaluate potential timeshare resort acquisitions, redevelopments and conversions throughout the western United States.

     - USE OF INFOMERCIALS AND OTHER VIDEO PROMOTIONS TO EXPAND MARKETING OPPORTUNITIES. Management recognizes that a significant factor in sales of timeshare units is the ability to reach a large number of prospective purchasers in the most economical manner. MPTV currently intends to merchandise specific vacation timeshare opportunities to designated television markets through celebrity-hosted infomercials (FLS). These half-hour infomercials will feature the Company's timeshare resort properties as well as vacation packages offered by third parties, and will permit interested viewers to call a 24-hour, toll-free number for further information. Management believes that by targeting specific markets, featuring only one venue per show and using contemporary direct response marketing methods, its infomercials will be more economical and efficient than the traditional and time-consuming marketing methods utilized by the majority of developers in the resort timeshare industry
       (FLS). A third party has produced a pilot show, "Destination Paradise", which has been sold to over 35 television stations nationwide; however, no episodes of the show have been produced. Initial production of episodes of "Destination Paradise" will depend on the Company's ability to obtain adequate financing.

    The Company was incorporated in October 1986 in the State of Nevada under the name "United Shoppers of America". The Company originally operated a satellite telecasting home shopping network designed to offer a balanced program of family-oriented entertainment, plus a variety of products that could be ordered through a toll-free telephone number. The home shopping network was subsequently discontinued by the Company. In December 1993, the Company acquired all outstanding common stock of CRE, a California corporation, in exchange for the issuance, to CRE's former shareholders, of a number of shares of the Company's Common Stock equal to approximately 75% of the shares of the Company's capital stock to be outstanding post-closing (on a fully-diluted basis). As a result of this transaction (the "Reverse Acquisition"), CRE became a wholly-owned subsidiary of the Company. See Item 6 -- "Management's Discussion and Analysis or Plan of Operation". On October 11, 1994, CRE filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy proceeding was commenced in order to position CRE to restructure the financing for its Lake Tropicana timeshare resort and to pursue certain claims against two of the junior mortgage holders on the property. In March 1995, the Bankruptcy Court granted an Unconditional Order to Dismiss the proceedings subject to a 180-day bar on the refiling of a Chapter 11 case.

TIMESHARE OPERATIONS

    LAKE TROPICANA RESORT

    The Company's Lake Tropicana project currently consists of 176 apartment units located in 22 separate buildings, and upon completion of renovation will feature swimming pools, a tennis court, a spa and recreational center, waterfalls and lush landscaping throughout the project (FLS). The 176 units are comprised of 96 two-bedroom units averaging 880 square feet, 56 one-bedroom units averaging 660 square feet and 25 studio units, with dividers, averaging 420 square feet.

    The Lake Tropicana project is located on Harmon Avenue in Las Vegas, Nevada, which management believes is currently the fastest growing tourist destination in the United States. It is located near the billion-dollar MGM Grand Hotel/Casino and the new Hard Rock Hotel, as well as other major hotels. Despite the large number of hotels in Las Vegas, which continues to increase as developers announce new major projects, there is a regular deficiency in the number of available rooms for visitors. In addition, the increasing popularity of Las Vegas as a family vacation destination creates a need for more spacious accommodations with self-contained cooking and dining facilities. The high exchange demand for a Las Vegas based timeshare creates a valuable resource out of vacation ownership at the Lake Tropicana Resort.

    The planned renovation program for the Lake Tropicana project is intended to appeal to these family-oriented visitors and includes major common area improvements such as landscaping, and a new reception building, as well as installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court. The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages. Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,500,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete, of which approximately $1,000,000 has been expended to date (FLS). In April 1994, the Company commenced phase one of the project, which involves renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. Management currently anticipates completion of this phase in August 1996, subject to obtaining of required permits and financing, and that the remainder of the renovation will occur in a number of phases over a period of 12 months (FLS). See "-- Governmental Regulation". After completing phase one of the renovation, the Company plans to commence phases two and three, which will include the renovation of approximately one-half of the 176 timeshare units.

    Funds spent to date for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of Common Stock to vendors and the incurrence of unsecured debt. The Company continues to seek financing to refinance the existing notes secured by first and second deeds of trust on the project (see Item 2 -- "Description of Property"), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors Ltd.) plus cash flow from operations, to fund the remainder of the renovations (FLS). However, there can be no assurance that the Company will receive financing adequate to complete renovations, whether through refinancing of the existing debt or through financing of timeshare receivables. In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit.

    The units are presently rented as apartments on a monthly or weekly basis, averaging a 90% occupancy of the available units. The Company intends to continue the rental of apartments on an "as is" basis until all units have been renovated and dedicated to the interval ownership concept.

    A timeshare owners association has been incorporated and management expects that it will provide the services required by its owners, including the payment of master association assessments (FLS). The Company acts as the managing agent for this association, and will receive a management fee for its services. See "Item 12 -- Certain Relationships and Related Transactions". Timeshare owners will be required to pay annual assessments on their units, thus providing funding for services and any required maintenance or repairs.

    The Company acquired the Lake Tropicana project in 1993 through a joint venture with an unaffiliated third party in which the Company held the majority joint venture interest. The project was acquired from Glen Ivy Resorts, Inc., which was involved in Chapter 7 bankruptcy proceedings at such time. In February 1994, the Company purchased the minority joint venture interest, and now owns 100% of Lake Tropicana. See Item 2 -- "Description of Property," Item 6 -- "Management's Discussion and Analysis or Plan of Operation," and Note 3 of Notes to Consolidated Financial Statements.

    RANCHO MIRAGE VACATION RESORT PARTNERSHIP

    Effective February 15, 1994 and subject to certain terms and conditions (see below), the Company entered into a general partnership (the "Rancho Mirage Partnership") with GGS Hotel Holdings California, Inc., and certain other affiliates of GGS Co., Ltd. of Tokyo (collectively, "GGS") for the development, marketing, sales and management of a timeshare resort, Rancho Mirage Vacations in Cathedral City, California (in the Palm Springs area). This 96-unit resort is comprised of 24 studio units, 60 one-bedroom units and 12 two-bedroom units, and also contains a pool, spa and meeting area. Each unit also includes a full membership in the Rancho Mirage Country Club (owned by GGS): while using his or her week at the resort, a timeshare owner has full privileges at the Club, and during other times may utilize certain facilities for a nominal charge.

    MPTV will serve as the managing partner of the Rancho Mirage Partnership, and will provide management services to the Rancho Mirage resort and to the related timeshare interval owners association, pursuant to the terms and conditions of a general partnership agreement with GGS (the "General Partnership Agreement"). The General Partnership Agreement also requires that MPTV contribute $500,000 in working capital to the Partnership. The General Partnership Agreement provides that GGS will maintain control of the resort until it deems transfer of management to MPTV appropriate (not defined; therefore, there can be no assurance that GGS will transfer such control). MPTV will receive allocations of income, gain, loss, deductions and credits, as well as distributions of net income before taxes (as defined in the General Partnership Agreement) equal to its interest in the Partnership. Such interest is currently set at 65% (35% for GGS); subject, however, to a 50%-50% readjustment in the event that MPTV sells, assigns, transfers or otherwise encumbers its Partnership interest. GGS will receive the following proceeds from the sale of the timeshare resort intervals sold: (i) $816.99 per interval sold, in consideration of the Club memberships contributed to the Partnership by GGS;
(ii) an aggregate of $6,200,000, pursuant to a schedule to be determined by MPTV and GGS, for all unit releases of the timeshare interests; (iii) $30 per year per interval sold, as the Club's maintenance fee (subject to adjustment in the event that Club usage varies from the assumptions set forth in the General Partnership Agreement); and (iv) a two percent management fee. MPTV will also receive a two percent management fee. The General Partnership Agreement provides that GGS may change, at any time and in its sole discretion, the allocation of the distributions set forth in (i) and (ii) above.

    The General Partnership Agreement also states that upon or at any time after the sale of 25% of the total timeshare units at the Rancho Mirage resort, GGS in its sole discretion may sell the resort facility to MPTV for a purchase price of $3,000,000. The purchase price will be reduced in proportion to the percentage of additional timeshare intervals sold at the time GGS elects to sell. All timeshare resort intervals must be sold, and payment for the release of all units received, no later than June 30, 1998. The General Partnership Agreement is also subject to the approval of GGS' creditors and the successful termination of the resort's current motel franchise relationship. At December 31, 1995, GGS' creditors had approved the transaction, but the transactions contemplated by the General Partnership Agreement had not been consummated, pending the commencement of sales of timeshare interests (see below). In addition, MPTV has not yet contributed the required working capital.

    Management currently anticipates that replacement of existing furniture, fixtures and equipment together with minor renovations, will be required at the resort (FLS). GGS and MPTV are currently in the process of developing a budget for the renovation and operation of the Rancho Mirage resort. Timeshare permits for the resort have been approved subject to the posting of a required bond. Management currently expects that sales of timeshare interests at the resort will commence in the fourth quarter of 1996, subject to the availability, and MPTV's contribution to the Partnership, of the required funds (FLS).

    KONA REEFSHARE RESORT

    In June 1994, the Company signed a letter of intent to acquire the Kona Reefshare resort timeshare program, an existing timeshare resort located in Kailua-Kona on the island of Hawaii. This resort is located on the beach and features 129 units, of which 12 have two bedrooms and the balance one bedroom. Common areas include a swimming pool, spa and meeting areas. The Company currently anticipates that minor refurbishing of the resort will be required after consummation of the acquisition (FLS). The property currently possesses all required local timeshare permits.

    The Kona Reefshare resort is being acquired from current owners of individual condominiums, and will occur in increments of no fewer than five units. The resort is currently managed by an unaffiliated third party. MPTV currently owns three timeshare units in the Kona Reefshare resort. Management currently anticipates that sales of timeshare interests at the resort will commence during September 1996, and that final consummation of the acquisition of all condominium units will occur by the end of 1997 (FLS). However, the commencement of sales and the acquisition of the condominium units will depend, among other factors, on the acquisition of a sufficient number of units to support sales activities and the availability of adequate financing, of which there can be no assurance. In connection with this transaction, in June 1994 MPTV entered into an agreement to purchase the common stock of a company that will obtain a permit to sell timeshare interests in Hawaii (FLS). James C. Vellema, the Company's Chairman and Chief Executive Officer and a principal stockholder, was a principal shareholder of such company. See Item 12 -- "Certain Relationships and Related Transactions".

MARKETING AND SALE OF TIMESHARE UNITS

    The marketing of timeshare units typically involves a variety of techniques designed to maximize the number of prospective purchasers who visit the subject property. Salespersons contact prospective purchasers through telephone sales, forms of direct marketing and referrals from current interval unit owners. These persons are then offered tours of the timeshare properties, usually in conjunction with discounted tour packages, where they view the property and are shown targeted, sophisticated video presentations featuring celebrity endorsements. The resort's sales staff then conducts informal interviews of the prospective purchasers. Industry sources estimate that approximately 12% to 14% of the persons attending these tours purchase timeshare interests.

    The Company currently intends to market timeshare interests in the Lake Tropicana project through similar on-site presentations ("tours") as well as through infomercials. See "-- Infomercial Production and Marketing". Each tour will last approximately 90 minutes, and will combine viewing of the project with a structured sales presentation. Management anticipates that prospective buyers of the interval units will come from the large number of visitors on packaged tours of Las Vegas (FLS). Prospective buyers will also be solicited through booth locations in the Strip area of Las Vegas. The Company will either enter into an arrangement with a timeshare sales contractor or employ sales staff to provide sales services in Las Vegas with respect to the timeshare interests. The Company also intends to enter into other arrangements with brokers, or will employ sales staff, in California and Illinois to provide sales services for the Lake Tropicana units, subject to receipt of appropriate permits from the respective state agencies. To date, however, no specific brokers have been selected. Management currently anticipates that it will utilize similar marketing and sales methods at its other timeshare resorts; however, no arrangements have yet been made.

    The Company also intends to offer services to those timeshare owners who wish to resell their interests. In the resort timeshare industry, resales typically occur on an owner-to-owner basis and involve self-financing, and as a result the market for timeshare interests is relatively illiquid. The Company intends to provide financing from Stanford Investors Ltd. for resales of timeshare interests at its resort properties, and believes that the availability of such financing and the increased potential for resale will allow each resort to maintain an active ownership base that will continue to pay annual assessments (FLS).

TIMESHARE RESORT MANAGEMENT

    Through Continental Resort Services, Inc., a wholly-owned subsidiary ("CRS"), the Company intends to provide management and travel services at its timeshare resorts. Such services will include housekeeping, maintenance, reservations and accounting services, as well as various activities (FLS). For these services, the Company will receive a management fee equal to approximately ten percent of the gross annual assessment at each resort. See Item 12 -- "Certain Relationships and Related Transactions".

INFOMERCIAL AND VIDEO MARKETING AND PRODUCTION

    The Company's infomercial and video production and marketing capabilities are designed to provide a synergy to its timeshare resort operations. Management believes that these video capabilities will enable the Company to reach a larger number of prospective timeshare purchasers on a more economical basis (FLS).

    INFOMERCIAL PRODUCTION AND MARKETING

    The Company intends to merchandise specific vacation timeshare opportunities to designated television markets through celebrity-hosted infomercials (FLS). These half-hour infomercials (FLS) will feature on-site locations at the Company's timeshare resort properties as well as vacation packages offered by third parties. A third party has produced a pilot show, called "Destination Paradise", hosted by Morgan Brittany and featuring resort destinations. To date, the show has been sold to over 35 television stations nationwide, with additional sales under negotiation.

    The "Destination Paradise" infomercials will feature travel packages, which will be acquired by barter. Management anticipates that the packages will include room nights at the subject resorts, tickets from advertised airlines and automobile rentals. In addition, items such as show tickets, gaming privileges and other activities will constitute "value added" items in each package. Interested viewers will be encouraged to call a 24-hour, toll-free number for further information during and after each program, and will then be presented with the marketing programs and promotions utilized by the Company in its traditional marketing campaigns.

    The Company currently intends to produce 26 "Destination Paradise" infomercials (FLS). Management currently estimates that each episode of "Destination Paradise" will involve a cost of $50,000 (exclusive of barter arrangements) (FLS). MPTV is currently attempting to locate financing for the initial production of such episodes, and management anticipates that future episodes will be financed from cash flow from operations. There can be no assurance that sufficient financing or cash flow will exist to fund the initial production or future episodes.

    Management currently expects that the "Destination Paradise" infomercials will be produced by an unaffiliated production company located in Las Vegas, Nevada.

    TIMESHARE RESORT VIDEOS

    In addition to the "Destination Paradise" infomercials, the Company also intends to produce (through an unaffiliated third party) videos for marketing presentations at its timeshare resorts and at off-site sales offices (FLS). New owners of timeshare interests will also receive a video featuring the resort in which they have purchased an interest.

COMPETITION

    MPTV will compete with other timeshare and interval unit projects in Las Vegas, the island of Hawaii and the Palm Springs area, as well as with hotel and resort accommodations. Many of such competitors are more established and have greater name recognition and financial, marketing and other resources than the Company. The Company intends to compete on the basis of the quality of its timeshare resorts and its infomercial marketing strategy, in addition to reputation, price, location, design, service and amenities.

GOVERNMENTAL REGULATION

    MPTV is subject to regulation with respect to both the proposed renovation of the Lake Tropicana project and the sale of interval ownership units in Lake Tropicana and its other timeshare resorts. The Company has applied for all permits required for the renovation of the Lake Tropicana project.

    Permits are required in most states prior to commencing sales of timeshare units. The Company currently intends to market timeshare units for Lake Tropicana in Nevada and California. The requirements of the State of Nevada have been met, pending the posting of bonds for the property owners association assessments and planned renovation. The requirements of the State of California have been substantially met, pending the posting of bonds and issuance of the Nevada permit. The Company anticipates that such permits will be obtained in Nevada in June 1996, and in California in September 1996, subject to receipt of funds to support the required bonds (FLS).

    The Lake Tropicana project is also subject to certain federal and state environmental laws and regulations, including those affecting the required removal and mitigation of asbestos in the buildings. All construction plans and estimates provide for full compliance with these regulations.

EMPLOYEES

    At December 31, 1995, the Company had 12 full-time employees. All of these employees are engaged in, or directly support, the Company's activities with respect to the Lake Tropicana project and the administration of corporate affairs. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

FORWARD LOOKING STATEMENTS

    The forward looking statements contained in this Annual Report on Form 10-KSB, including those contained in Item 6 -- "Management's Discussion and Analysis or Plan of Operation", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

    Few of the forward looking statements in this Annual Report on Form 10-KSB deal with matters that are within the unilateral control of the Company. A significant factor that may affect the actual results of the Company is the Company's need for additional liquidity, which in turn will depend on the ability to obtain additional financing. The availability of equity and debt financing to the Company is affected by, among other things, domestic and world economic conditions and the competition for funds as well as the Company's perceived ability to service such obligations should such financing be consummated. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its prospects and comparisons with alternative investment opportunities. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all.

    Shares of the Company's freely tradeable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Management intends to file the necessary registration statements subsequent to the filing of this Annual Report on Form 10-KSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

    On April 19, 1996, the Nasdaq Stock Market, Inc. ("Nasdaq"), which manages the Nasdaq SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. Nasdaq gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company intends to submit a plan to Nasdaq that includes a one-for-10 reverse stock split or the infusion of capital through a financial transaction. The Company has been informed that it will be subject to delisting from the Exchange should the plan, upon its receipt by Nasdaq, be rejected.

    Subsequent to December 31, 1995, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these subsequent issuances of its Common Stock may have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. Management intends to request approval from its stockholders at the next annual meeting of stockholders to increase the number of shares authorized to 100,000,000.

    The Company's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of the Company's competitors have much greater financial resources than the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Company's principal executive offices occupy 1,741 square feet of space in Newport Beach, California. The facility is subject to a month-to-month lease, and the current monthly rent is $2,711.00. The Company believes that this space is adequate for its immediate needs, and that it will be able to obtain additional space as necessary.

    MPTV's Lake Tropicana timeshare resort is located in Las Vegas, Nevada. The resort currently consists of 176 apartment units located in 22 separate buildings, and features swimming pools, a tennis court, a spa and recreational center, waterfalls and lush landscaping throughout the project. The Lake Tropicana resort is currently encumbered by the following deeds of trust: (i) a first deed of trust presently held by the Federal National Mortgage Association, securing a note in the principal amount of $3,843,928 at December 31, 1995, bearing interest at 10% per annum; (ii) a second deed of trust held by Las Vegas Ventures II, securing a note in the principal amount of $4,292,394 at December 31, 1995, bearing interest at a default rate of 15% per annum; (iii) a third deed of trust securing CRE's performance under a Project Participation Agreement with the bankruptcy estate of Glen Ivy Resorts, Inc. in the agreed-upon principal amount of $448,000 payable only from the sale of timeshare intervals;
(iv) a fourth deed of trust held by Pacific D.N.S., Inc. (the Company's former joint venture partner), securing a note in the principal amount of $1,813,393 at December 31, 1995, bearing interest at a rate of 8% per annum; and (v) a fifth deed of trust held by Marrcshare Financial, Inc. securing a note in the principal amount of $1,868,646 at December 31, 1995, bearing interest at a rate of 8% per annum. The Company is currently attempting to locate financing to refinance certain of the above-referenced notes and for renovation of the Lake Tropicana project. See Item 6 -- "Management's Discussion and Analysis or Plan of Operation" and Note 6 of Notes to Consolidated Financial Statements.

    The planned renovation program for the Lake Tropicana project is intended to appeal to these family-oriented visitors and includes major common area improvements such as landscaping, and a new reception building, as well as installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court. The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages. Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,500,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In April 1994, the Company commenced phase one of the project, which involves renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. Management currently anticipates completion of this phase in August 1996, subject to obtaining of required permits and financing, and that the remainder of the renovation will occur in a number of phases over a period of 12 months (FLS). See "-- Governmental Regulation". After completing phase one of the renovation, the Company plans to commence phases two and three, which will include the renovation of approximately one-half of the 176 timeshare units.

    Funds spent to date for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of Common Stock to vendors and the incurrence of unsecured debt. See
Note 9 of Notes to Consolidated Financial Statements. The Company continues to seek financing to refinance the existing notes secured by first and second deeds of trust on the project (see Item 2 -- "Description of Property"), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors Ltd.) plus cash flow from operations, to fund the remainder of the renovations (FLS). However, there can be no assurance that the Company will receive financing adequate to complete renovations, whether through refinancing of the existing debt or through financing of timeshare receivables. In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit. The Company currently maintains insurance on Lake Tropicana that management considers adequate for comparable properties in similar stages of development.

    In 1993, the Company acquired 100 acres of undeveloped real estate located near Monticello, Minnesota, from a former consultant to the Company and his affiliated corporation. While the Company planned at the time of acquisition to subdivide the property for single family homesites, the Company does not have any commitments for financing for the development and is currently attempting to sell the property.

    On June 15, 1993 and May 17, 1994, the Company agreed to acquire a total of 655 timeshare intervals at Ocean Landings at Cocoa Beach, Florida and 200 timeshare intervals at the Cities Sun Club in Claremont, Florida (in the vicinity of Orlando). These intervals were acquired from an unrelated third party in consideration for the issuance of an aggregate of 351,708 shares of the Company's Common Stock. Although stock certificates representing the shares have been forwarded to the third party, the Company has never received the deeds evidencing the timeshare interests. Management currently anticipates that the deeds will be delivered at such time as the shares are registered under the Securities Act or an exemption from such registration is available or that the shares will be returned and cancelled by the Company. On May 17, 1996, the last of such shares will become eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended;

however, in the event that the Company receives the timeshare deeds, of which there can be no assurance, it intends to offer the timeshare interests for sale through a Florida broker, and will also utilize the interests to fulfill timeshare exchange and rental requests in Florida.

ITEM 3.  LEGAL PROCEEDINGS.

    On March 14, 1994, Albert C. Gannaway, Jr., the founder and former officer, director and principal stockholder of the Company, and Gannaway Productions, Ltd. (collectively, "Gannaway") filed a Complaint in the Superior Court of
Orange County, California against the Company and Messrs. Rasmussen (the Company's former Chairman and Chief Executive Officer and a current Director) and Vellema. The Complaint sought to enforce the terms of a settlement agreement allegedly entered into by the Company and Gannaway in 1993 to resolve certain asserted or potential claims by Gannaway that (i) he was entitled to additional shares of the Company's Common Stock to be received pursuant to an option or, in the alternative, a lower option price; (ii) the Company was indebted to Gannaway for prior loans, cost advances or wages in excess of the amounts shown on the Company's books and records; and (iii) certain duplicating or other equipment being used by the Company belonged to Gannaway, and demanded damages for an alleged breach of video distribution agreements, an accounting under said agreements and rescission of the distribution agreements.

    The parties have entered into a settlement agreement to be effective beginning March 1, 1996 (the Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway will receive the sum of $600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1, 1996; $15,000
on  June 1, 1996; $35,000 on  July 1, 1996; and $35,000  on August 1, 1996. From
August 1, 1996 to August 1, 1999, Gannaway will receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in an amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest. The entire balance will be due and payable on or before August 1, 1999. The Settlement Agreement also provides that MPTV will transfer its video production assets in Florida and the Club Carib weeks to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases shall be exchanged by all parties with respect to all claims and counterclaims.

    On October 11, 1994, CRE filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy proceeding was commenced in order to position CRE to restructure the financing for its Lake Tropicana timeshare resort and to pursue certain claims against two of the junior mortgage holders on the property. In March 1995, the Bankruptcy Court granted an Unconditional Order to Dismiss the proceedings subject to a 180-day bar on the refiling of a Chapter 11 case.

    On January 8, 1996, the Circuit Court of the Ninth Judicial District in Orange County, Florida, entered a final judgment in the amount of $282,433.36 against the Company in the matter known as NEELY V. MPTV, INC., SUCCESSOR TO UNITED SHOPPERS OF AMERICA, INC. (Case No. CI93-7554). The case was filed in December 1993 by a former consultant to the Company's predecessor, and contained claims for breach of contract and recovery of unpaid wages. The Company is appealing the judgment.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is traded under the symbol "MPTV" in the Nasdaq SmallCap Market. The following table sets forth the range of high and low bid prices per share of the Common Stock for each of the periods indicated, as provided by National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                                                             BID PRICES
                                                                                        --------------------
                                                                                          HIGH        LOW
                                                                                        ---------  ---------
1995
  First Quarter.......................................................................        3/4      15/32
  Second Quarter......................................................................      21/32        3/8
  Third Quarter.......................................................................       9/16       7/32
  Fourth Quarter......................................................................        1/4        1/8

1994
  First Quarter.......................................................................      3 7/8      3 3/4
  Second Quarter......................................................................    1 15/16    1 15/16
  Third Quarter.......................................................................      11/16      31/64
  Fourth Quarter......................................................................        1/2      11/32

    At December 31, 1995, MPTV had approximately 500 holders of record of its Common Stock.

    The Company currently anticipates that all of its earnings will be retained for use in the operation of its business, and the Company has no present intention to pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion and analysis should be read together with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

GENERAL

    MPTV is engaged in the timeshare resort and related entertainment industries. Through its wholly-owned subsidiary, CRE, the Company plans to develop and market timeshare properties. MPTV's principal asset is a multi-million dollar resort property, called "Lake Tropicana", located in Las Vegas, Nevada adjacent to the new MGM Grand/Hotel/Casino and Theme Park. The Company plans to market its network of timeshare resorts in part though custom infomercials created through its video and television marketing capabilities
(FLS).

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    At December 31, 1995, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1996 (FLS). Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying consolidated statements of operations for the years presented therein. Other revenues are unrelated to the business activities currently in development.

    The Company's expenses in excess of incidental revenues increased to $206,175 in the year ended December 31, 1995 from $116,172 in the year ended December 31, 1994, an increase of 77.5%. The increase was due to depreciation expense for the Company's Lake Tropicana resort in 1995. Salaries and related benefit expense of the Company decreased by 30.2% to $639,426 in fiscal 1995 from $916,264 in fiscal 1994, due to the resignation of the Company's former Chief Executive Officer and the reduction in compensation paid under his employment agreement in October 1994, as well as certain advances receivable from an officer, director and principal stockholder totalling $262,000 at December 31, 1993 and reserved as uncollectible in 1994.

    Consulting fees paid by the Company increased significantly in the year ended December 31, 1995, to $3,110,741 from $669,837 in the comparable period in 1994, an increase of 364.4%. The increase was due primarily to the retention of additional consultants to provide architectural, construction prospect lists and other services. See Note 9 of Notes to Consolidated Financial Statements. The Company also incurred one-time expenses in the year ended December 31, 1995, in the amounts of $628,863 for settlement of litigation and $750,000 for a commitment fee for retail timeshare financing, respectively. See Item 3 -- "Legal Proceedings" and Note 9 of Notes to Consolidated Financial Statements.

    The Company's general and administrative expenses in fiscal 1995 increased by 6.3%, to $1,545,440, from similar expenses of $1,453,492 incurred in fiscal 1994, due to several factors. The primary factors contributing to the increase are legal, accounting and professional fees attributable to the infrastructure necessary to operate as a public company since the Reverse Acquisition in December 1993, as well as the incurrence of additional salaries in anticipation of commencement of timeshare development and sales.

    MPTV also incurred interest expense of $1,570,517 in fiscal 1995 as compared to $5,133 in fiscal 1994. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held for timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. During the years ended December 31, 1995 and 1994, the Company capitalized interest totalling $459,884 and $1,477,049, respectively.

    Due to the factors set forth above, MPTV incurred a net loss, before minority interest, of $8,409,377 for the year ended December 31, 1995 as compared to $3,126,864 for the year ended December 31, 1994. The minority interest in loss of consolidated subsidiary represents the 45% interest of Pacific D.N.S. in the Lake Tropicana joint venture prior to MPTV's acquisition of such interest on February 24, 1994. The impact of the minority interest resulted in a net loss of $2,996,364 in the year ended December 31, 1994, and had no impact in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated financial statements at December 31, 1995 and for the year then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded assets amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

    The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court (FLS). The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages (FLS). Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In
April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility, and management currently anticipates completion of this phase in August 1996, subject to obtaining the required financing (see below) (FLS). Phases two and three include the renovation of approximately one-half of the 176 timeshare units. Architects retained by the Company are completing plans for the purpose of soliciting fixed bids for remaining phases of the renovations.

    Funds spent to date for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of Common Stock to vendors and the incurrence of unsecured debt. See
Note 9 of Notes to Consolidated Financial Statements. The Company has received a commitment to refinance the existing notes secured by first and second deeds of trust (see below), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures from Stanford Investors Ltd.) plus cash flow from operations, to fund the remainder of the renovations. However, there can be no assurance that the Company will receive financing adequate to complete renovations (FLS). In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit.

    The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Company, Inc. for a private placement of 12% senior secured notes in the aggregate principal amount of $6,800,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). Proceeds from the private placement will be used to refinance a portion of the Lake Tropicana debt and for working and development capital (FLS). The Company has also negotiated a substantial reduction in the amount required to satisfy the note secured by a second trust deed on Lake Tropicana, should the funds be received from the private debt placement and applied to the notes secured by the first and second deeds of trust by July 31, 1996. There can be no assurance that any funds will be raised from the private debt placement.

    On November 10, 1995, the Company entered into a partnership agreement with Robert V. Jones Corp., a Nevada corporation ("RJC"), to aid in obtaining a loan from a financial institution for the refinancing and renovation of Lake Tropicana. The partnership agreement is subject to certain terms and conditions, one of which is the consummation of the refinancing. See Note 3 of Notes to Consolidate Financial Statements. As of March 31, 1995, the conditions precedent to the partnership agreement had not yet occurred, and there can be no assurance that the partnership will be formed or that the parties will consummate the transactions contemplated by the partnership agreement.

    Shares of the Company's freely tradeable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial liquidity. Management intends to file the necessary registration statements subsequent to the filing of this Annual Report on Form 10-KSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

    On April 19, 1996, the Nasdaq Stock Market, Inc. ("Nasdaq"), which manages the Nasdaq SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. Nasdaq gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company intends to submit a plan to Nasdaq that includes a one-for-10 reverse stock split or the infusion of capital through a financial transaction. The Company has been informed that it will be subject to delisting from the Exchange should the plan, upon its receipt by Nasdaq, be rejected.

    During the year ended December 31, 1995, the Company had a net positive cash flow of $209,553. This increase in cash flow was primarily comprised of positive cash flow of $2,871,617 from financing activities, as offset by negative cash flow of $2,478,017 from operating activities and $184,047 from investing activities. The financing activities consisted primarily of the issuance of Common Stock in private placements and notes payable. The Company also incurred $4,765,158 of noncash expenses for consulting, loan fees, and depreciation and amortization of costs.

INFLATION

    The Company believes that the relatively moderate rates of inflation in recent years have not had a significant effect on its operations; however, higher inflation could unfavorable affect the cost of funds needed to develop and sell timeshare units.

NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting For Stock Based Compensation" ("No. 123"). No. 123 requires the Company to disclose the fair value effects of stock based compensation to employees, although the Company will not have to record the instruments (options, etc.) at fair value in the financial statements. No. 123 requires the Company to adopt the standard in 1996.

ITEM 7.  FINANCIAL STATEMENTS.

    See pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table provides certain information regarding the Company's directors and executive officers at December 31, 1995:

        NAME          AGE                POSITION
--------------------  --  --------------------------------------
James C. Vellema      57  Chairman of the Board, Chief Executive
                           Officer and Chief Financial Officer
Hurley C. Reed        59  President, Chief Operating Officer and
                           a Director
Raymond H. Rasmussen  47  Director

    James C. Vellema has served as Chairman of the Board and Chief Executive Officer of MPTV since November 1994, and as Chief Financial Officer since December 1993. He served as President and a Director of the Company from
December 1993 through October 1994. He also serves as the President and a Director of CRE, which he founded in October 1992. From July 1989 to October 1992, Mr. Vellema served as President and a founder of Tamarack Holdings/Reefshare, which developed and marketed timeshare intervals in certain resort properties. From 1978 to 1989, he served as a business consultant in the areas of product development and association management for Glen Ivy Financial Group, Inc., a developer of 12 resort projects in the Western United States and Hawaii. From 1972 to 1978, Mr. Vellema was the President of Donner Financial Inc., a company involved in non-hotel timeshare development and sales.

    Hurley C. Reed has served as President and Chief Operating Officer of MPTV since November 1994, and as a Director of MPTV since December 1993. From December 1993 through October 1994, he served as Executive Vice President of the Company. Since August 1993, Mr. Reed has also served as the Executive Vice-President of CRE, where he has been responsible for financial controls and development functions. From 1987 to 1993, Mr. Reed served in various executive management positions at Glen Ivy Financial Group, Inc. Mr. Reed initiated and developed the Glen Ivy Management Company which controlled 22 resorts and 30 associations with an annual budget of $25 million serving 50,000 timeshare owners. Mr. Reed's last position at Glen Ivy was Executive Vice-President and Chief Operating Officer. For the period 1984 to 1986 Mr. Reed was Eastern
Regional Director for North American Companies and was responsible for five major resorts in the Eastern United States. From 1966 to 1984, Mr. Reed served as a senior executive with Owens Illinois, where he was involved in the development of a headquarters building and a large scale high-value woodlands portfolio. In 1976 Mr. Reed was promoted to Chief Executive Officer at Owens. Mr. Reed received his MBA degree from the University of Illinois.

    Raymond H. Rasmussen has been a Director of MPTV since March 1993. From March 1993 through October 1994, he also served as Chairman of the Board and Chief Executive Officer of the Company. Since 1991, he has also served as Chairman/Chief Executive Officer of Anova Corp, a Minneapolis-based publicly held holding company with international interests. He served as Chairman/Chief Executive Officer of Select Gas, Inc., a publicly held oil and gas company from 1990 to 1992, and as Chairman/Chief Executive Officer of Braxton Industries, Inc., a publicly held railroad tie recycling company, from 1982 to 1989. He has also served as CEO and President of various privately held companies.

    There are no family relationships among the officers or directors. There are no understandings or agreements between the directors and officers, other than in their capacity as such, pursuant to which such persons were named as an officer or director. All directors will serve until the next annual meeting of the stockholders or until their respective successors have been elected and shall qualify.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT

    Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and holders of 10% or more of the Company's Common Stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all such reports filed with the SEC. The Company does not have any information which indicates that any director, executive officer or 10% shareholder of the Company during the year ended December 31, 1995, did not timely report transactions as required under the Securities Exchange Act of 1934, with the exception of Forms 4 required to be filed by Messrs. Villema, Reed and Rasmussen evidencing the 1994 repricing and the 1995 extension of the exercise period of options to purchase Common Stock. See Note 9 of Notes to Consolidated Financial Statements. In mailing the foregoing disclosure, the Company has relied solely on its review of copies submitted to it of Forms 3, 4 and 5 filed by such persons with the SEC with respect to the year ended December 31, 1995.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth information concerning compensation for the Company's fiscal year ended December 31, 1995, awarded to, earned by or paid to the individuals serving as Chief Executive Officer of the Company during such year and to certain other executive officers of the Company (collectively, the "Named Executive Officers").

                                                                                                   LONG TERM
                                                                                                   COMPENSATION
                                                                                                   ---------
                                                                                                    AWARDS
                                                                                                   ---------
                                                                     ANNUAL COMPENSATION           SECURITIES
                                                              ----------------------------------   UNDERLYING
NAME AND PRINCIPAL POSITIONS                                  YEAR   SALARY   BONUS     OTHER      OPTIONS/SARS (#)
------------------------------------------------------------  ----  --------  -----  -----------   ---------
James C. Vellema ...........................................  1995  $198,077   --    $97,000(2)      --
 Chairman of the Board and Chief Executive Officer (1)        1994  $212,500   --      --          150,000
                                                              1993  $ 35,000   --      --            --
Hurley C. Reed .............................................  1995  $142,500   --    $11,000(4)      --
 President and Chief Financial Officer (3)                    1994  $135,000   --      --           50,000
                                                              1993  $ 20,000   --      --            --

------------------------
(1) Mr. Vellema became Chairman and Chief Executive Officer of MPTV in November 1994.

(2) Includes approximately $97,000 of advances paid pursuant to Mr. Vellema's employment agreement; excludes approximately $45,000 paid to Mr. Vellema's spouse under a consulting agreement. See Note 8 of Notes to Consolidated Financial Statements.

(3) Mr. Reed became President of the Company in November 1994.

(4) Includes approximately $11,000 of advances paid pursuant to Mr. Reed's employment agreement.

    OPTION GRANTS IN LAST FISCAL YEAR

    No options were granted to any of the Named Executive Officers in the year ended December 31, 1995.

FISCAL YEAR OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

    Shown below is information regarding unexercised stock options held by the Named Executive Officers at December 31, 1995. No stock options were exercised by the Named Executive Officers during 1995.

                                                                 NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                UNEXERCISED OPTIONS AT      IN-THE- MONEY OPTIONS AT
                                                                  FISCAL YEAR END (#)          FISCAL YEAR END (#)
                                                              ---------------------------  ---------------------------
NAME                                                          EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------  ------------  -------------  -----------   -------------
James C. Vellema............................................      150,000       --              $0           --
Hurley C. Reed..............................................       50,000       --              $0           --

EMPLOYMENT AGREEMENTS

    Effective January 1, 1994, James C. Vellema entered into a two-year employment agreement (subject to automatic renewal on a year-to-year basis) to serve as MPTV's Chief Operating Officer. The agreement provides for annual compensation of $300,000, in the form of a draw against commissions of 1.5% on all retail timeshare sales of the Company and 1% of the Company's pre-tax net earnings. Mr. Vellema may also receive a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Vellema was granted two-year options to purchase an aggregate of 150,000 shares of MPTV Common Stock at a price of $2.50 per share (the option price was lowered by the Board of Directors in November 1994 to $0.50 per share, and the expiration date of the options was extended in 1995 to December 31, 1997).

    Effective January 1, 1994, Hurley C. Reed entered into a two-year employment agreement (subject to automatic renewal on a year-to-year basis) to serve as MPTV's Executive Vice President.

The agreement provides for annual compensation of $180,000, plus commissions of 0.5% on all retail timeshare sales of the Company and 1.5% of the Company's pre-tax net earnings. Mr. Reed may also receive a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Reed was granted two-year options to purchase an aggregate of 50,000 shares of MPTV Common Stock at a price of $2.50 per share (the option price was lowered by the Board of Directors in November 1994 to $0.50 per share, and the expiration date of the options was extended in 1995 to December 31, 1997).

    Under each of the aforementioned employment agreements, MPTV is required to pay compensation to each respective employee following termination as follows: each such terminated employee must be paid a lump sum equal to his monthly salary for each month remaining in the term of the employment agreement, plus an additional lump sum ($75,000 for Mr. Vellema and $50,000 for Mr. Reed).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at March 31, 1996 by (i) each person known by the Company to beneficially own five percent or more of the Common Stock; (ii) each current Director of the Company; (iii) the Named Executive Officer; and (iv) all current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, except as otherwise indicated.

                                                                                 PERCENT
                                                                  SHARES          OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    BENEFICIALLY OWNED   CLASS
----------------------------------------------------------  ------------------   ----
James C. Vellema and Kathryn M. Vellema, joint tenants....  3,910,870(2)         8.2%
The Donald G. Saunders and Bonnie Saunders 1987 Family
 Trust....................................................  3,760,870            7.9%
  32251 Peppertree Bend
  San Juan Capistrano, CA 92675
Hurley C. Reed............................................     50,000(3)          *
Raymond Rasmussen.........................................    532,000(4)         1.1%
All Directors and executive officers as a group (three
 persons).................................................  4,492,870(2)(3)(4)   9.3%

------------------------
 *  Less than one percent.

(1) Unless otherwise indicated, the address of each of the persons listed above is MPTV, Inc. 3 Civic Plaza, Suite 210, Newport Beach, California 92660.

(2) Includes options to purchase 150,000 shares, all of which are exercisable within 60 days of March 31, 1996.

(3) Comprised of options to purchase 50,000 shares, all of which are exercisable within 60 days of March 31, 1996.

(4) Includes options to purchase 525,000 shares, all of which are exercisable within 60 days of March 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    CRS acts as the managing agent for the timeshare owners association incorporated at the Company's Lake Tropicana timeshare resort. CRS will receive a management fee for such services equal to approximately ten percent of the gross annual assessment at the resort; however, no such fee was paid during the year ended December 31, 1995. Management also anticipates providing similar services to, and receiving similar fees from, its other resorts.

    In June 1994, MPTV entered into an agreement with James C. Vellema and an unrelated individual to purchase all of the outstanding common stock of Reefshare, Ltd. ("Reefshare") in exchange for 250,000 freely tradeable shares of MPTV Common Stock and a warrant to purchase an additional 50,000 shares of Common Stock at an exercise price of $6.00 per share (all of such consideration will be received by the unrelated individual). Reefshare currently owns a permit to sell timeshare interests in the State of Hawaii. In order to consummate this transaction, the Company must assume approximately $500,000 of liabilities owed by the sellers (including Mr. Vellema) to certain third parties and satisfy in full a $262,000 note receivable (see below). As of December 31, 1995, such assumption and satisfaction had not occurred.

    In 1994, the Company made an unsecured loan of $262,000 to James C. Vellema. The loan bears interest at the rate of eight percent per annum, and was due on December 31, 1994. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS.  The following exhibits are filed as part of this Report:

 EXHIBIT
   NO.                                              DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
 3.1       Company's Articles of Incorporation.(1)
 3.1(a)    Certificate of Amendment to Articles of Incorporation.
 3.2       Company's Revised Bylaws.(1)
10.1       Company's Incentive Stock Option Plan dated December 7, 1986.(2)
10.2       Agreements between the Company and Club Carib, Ltd. dated July 20, 1989; Club Carib Promotional
            Marketing Agreement.(3)
10.3       Amendment to Agreement between the Company and Club Carib, Ltd. dated July 22, 1992.(3)
10.4       Agreement dated December 16, 1992, re sale of 140 Units of Club Carib through International Venture
            Exchange, Inc.(4)
10.5       Termination of Genesis Entertainment Agreement.(4)
10.6       Stock Purchase Agreement, dated December 20, 1993, by and among the Company, CRE, James C. Vellema and the Donald G. Saunders and Bonnie Saunders 1987 Family Trust.(5)
10.7       Form of Employment Agreement, dated January 1, 1994, between the Company and Raymond H. Rasmussen.(6)
10.8       Employment Agreement, dated January 1, 1994, between the Company and James C. Vellema.(6)
10.9       Employment Agreement, dated January 1, 1994, between the Company and Hurley C. Reed.(6)
10.10      General Partnership Agreement, dated February 15, 1995, by and among the Company, GGS Hotel Holdings
            California, Inc. and N.J.F. Palm Springs Co., Ltd.(6)
10.11      Agreement for Purchase and Sale of Joint Venture Interest, dated as of December 25, 1993, by and between the Registrant, CRE and Pacific D.N.S., Inc.(7)
10.12      Agreement for Purchase and Sale of Stock, dated as of March 22, 1995, by and among Las Vegas
            Entertainment Network, Pacific D.N.S., Inc., CRE and the Registrant.(6)
10.13      Agreement for Purchase and Sale of Stock, dated as of June 29, 1994, by and among B.I.B.M., Inc., James
            C. Vellema and Kathryn M. Vellema and the Registrant.(6)
10.14      Consulting Agreement and Warrant Agreement between the Company and Fenway Group.*

 EXHIBIT
   NO.                                              DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
10.15      Underwriting Agreement between the Company and J.E. Liss, Inc.*
10.16      Consulting Agreement between the Company and Pidimenko.*
10.17      Partnership Agreement, dated November 10, 1995, between the Company and Robert V. Jones Corp.*
22.1       Subsidiaries of the Registrant.

------------------------
 *  To be filed by amendment

(1) Incorporated by reference to the Registration Statement on Form S-18 (File No. 33-10983-LA).

(2) Incorporated by reference to Post-Effective Amendment to the Registration Statement on Form S-18.

(3) Incorporated by reference to Annual Report on Form 10-K for the year ended September 30, 1991.

(4) Incorporated by reference to Annual Report on Form 10-KSB for the year ended September 30, 1993.

(5) Incorporated by reference to Current Report on Form 8-K, filed with the Commission on January 4, 1994.

(6) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1994.

(7) Incorporated by reference to Current Report on Form 8-K, filed with the Commission on March 14, 1994.

    (b) REPORT ON FORM 8-K.

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California on the 19th day of May 1996.

                                          REGISTRANT:

                                          MPTV, INC.

                                          By:        /s/ JAMES C. VELLEMA

                                             -----------------------------------
                                                      James C. Vellema
                                                          CHAIRMAN

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James C. Vellema and Hurley C. Reed, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates stated.

                      SIGNATURE                                          TITLE                         DATE
------------------------------------------------------  ---------------------------------------  ----------------

                                                        Chief Executive Officer, Chief
                 /s/ JAMES C. VELLEMA                    Financial Officer (Principal Executive
     -------------------------------------------         Officer and Principal Financial and       May 19, 1996
                   James C. Vellema                      Accounting Officer) and Chairman of
                                                         the Board

                  /s/ HURLEY C. REED
     -------------------------------------------        President and a Director                   May 19, 1996
                    Hurley C. Reed

     -------------------------------------------        Director                                   May   , 1996
                 Raymond H. Rasmussen

ITEM 7 -- FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.....................................     F-2 to F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 1995.............            F-4

  Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 1995, and the period
   October 22, 1992 to December 31, 1995.........................            F-5

  Consolidated Statements of Stockholders' Equity (Capital
   Deficiency) for the period October 22, 1992 to December 31,
   1993, and for each of the years in the two-year period ended
   December 31, 1995.............................................     F-6 to F-7

  Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 1995 and the period
   October 22, 1992 to December 31, 1995.........................            F-8

  Notes to Consolidated Financial Statements.....................    F-9 to F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
MPTV, Inc.

    We have audited the accompanying consolidated balance sheet of MPTV, Inc. (the "Company"), a development-stage company, and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 1995, and the period October 22, 1992 (date of incorporation) to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, and the period October 22, 1992 (date of incorporation) to December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. Management of the Company intends to file the necessary registration statements subsequent to the filing of its annual report on Form 10-KSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has incurred cumulative net losses of $25,157,429 since its inception in October 1992. Furthermore, the Company is in default on certain of its debt obligations and is in need of significant additional amounts of capital for its development and marketing activities and for interest and administrative expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 2 to the consolidated financial statements, on April 19, 1996, the NASDAQ Stock Market, Inc. ("NASDAQ"), which manages The Nasdaq SmallCap Market Exchange (the "Exchange") on which the Company's common stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its annual report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20, 1996 to file its annual report on Form 10-KSB and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company has been informed that it will be subject to delisting from the Exchange should the plan, upon its receipt by NASDAQ, be rejected. The Company intends to submit a plan to NASDAQ that includes a 1-for-10 reverse stock split or the infusion of capital through a financial transaction.

                                          CORBIN & WERTZ

Irvine, California
May 7, 1996

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995
                                     ASSETS

Cash..........................................................................  $    223,796
Construction deposits (Notes 2, 6 and 11).....................................       220,000
Land held for sale (Notes 2 and 7)............................................       360,000
Property held for timeshare development (Notes 2, 3, 6 and 7).................    16,170,614
Property and equipment, (Notes 2 and 4).......................................        77,274
Deferred financing costs, net of accumulated amortization of $1,046,328 (Notes
 2 and 7).....................................................................       252,562
Other assets..................................................................        35,229
                                                                                ------------
                                                                                $ 17,339,475
                                                                                ------------
                                                                                ------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities (Notes 1 and 9):
  Notes payable (Note 6)......................................................  $ 11,818,361
  Other notes payable (Note 7)................................................     1,584,000
  Accrued interest (Note 6)...................................................     1,923,653
  Other accrued liabilities (Note 11).........................................     1,156,945
  Accounts payable and accrued expenses.......................................       470,864
  Due to related parties (Note 8).............................................       223,189
                                                                                ------------
    Total liabilities.........................................................    17,177,012
                                                                                ------------
Commitments and contingencies (Note 11)
Stockholders' equity (Notes 9, 12 and 13):
  Common stock, $.05 par value, 50,000,000 shares authorized, 37,487,390
   issued and outstanding.....................................................     1,874,370
  Additional paid-in capital..................................................    23,529,022
  Services to be rendered.....................................................       (38,500)
  Stock subscription receivable...............................................       (45,000)
  Accumulated deficit.........................................................   (25,157,429)
                                                                                ------------
    Total stockholders' equity................................................       162,463
                                                                                ------------
                                                                                $ 17,339,475
                                                                                ------------
                                                                                ------------

               See independent auditors' report and accompanying
                   notes to consolidated financial statements

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD
                    ENDED DECEMBER 31, 1995, AND THE PERIOD
                     OCTOBER 22, 1992 TO DECEMBER 31, 1995

                                                                                                   OCTOBER 22,
                                                                                                       1992
                                                                                                     (DATE OF
                                                                                                  INCORPORATION)
                                                                   YEAR ENDED      YEAR ENDED           TO
                                                                  DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                      1995            1994             1995
                                                                 --------------  --------------  ----------------
Revenues (Note 1)..............................................  $     --        $     --         $     --
                                                                 --------------  --------------  ----------------
Costs and expenses (Note 12):
  Excess of expenses over revenues from incidental operations
   (Note 2)....................................................         206,175         116,172          472,379
  Reorganization items (Note 1)................................        --                14,596           14,596
  Provision for write-off of intangible and other assets (Notes
   2 and 5)....................................................        --              --             13,346,879
  Salaries and related benefits (Notes 8 and 11)...............         639,426         916,264        1,555,690
  Consulting fees (Notes 9 and 11).............................       3,110,741         669,837        3,793,946
  Provision for litigation settlements (Notes 9 and 11)........         628,863        --                628,863
  Commitment fee for timeshare financing (Note 9)..............         750,000        --                750,000
  General and administrative...................................       1,545,440       1,453,492        3,480,981
  Interest (Notes 2, 6 and 7)..................................       1,570,517           5,133        1,575,650
  Other income.................................................         (41,785)        (48,630)        (112,103)
                                                                 --------------  --------------  ----------------
Loss before minority interest..................................      (8,409,377)     (3,126,864)     (25,506,881)
Minority interest in loss of consolidated subsidiary (Notes 2
 and 3)........................................................        --               130,500          349,452
                                                                 --------------  --------------  ----------------
Net loss.......................................................  $   (8,409,377) $   (2,996,364)  $  (25,157,429)
                                                                 --------------  --------------  ----------------
                                                                 --------------  --------------  ----------------
Per share information (Notes 1 and 13):
  Net loss per share...........................................  $        (0.37) $        (0.25)  $        (2.20)
                                                                 --------------  --------------  ----------------
                                                                 --------------  --------------  ----------------
  Weighted average shares outstanding..........................      22,871,368      12,221,575       11,444,414
                                                                 --------------  --------------  ----------------
                                                                 --------------  --------------  ----------------

               See independent auditors' report and accompanying
                   notes to consolidated financial statements

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
             FOR THE PERIOD OCTOBER 22, 1992 TO DECEMBER 31, 1993,
                AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD
                            ENDED DECEMBER 31, 1995

                              COMMON STOCK      ADDITIONAL                  SERVICES       STOCK
                          ---------------------   PAID-IN   SERVICES TO   RENDERED FOR  SUBSCRIPTION    ACCUMULATED
                            SHARES     AMOUNT     CAPITAL   BE RENDERED   STOCK ISSUED   RECEIVABLE       DEFICIT         TOTAL
                          ---------- ---------- ----------- ------------  ------------  ------------   -------------   ------------
Common stock issued to
 founders (Note 1).......  7,521,741 $  376,087 $  (375,587)   $ --         $--          $  --         $    --         $        500
Common stock issued for
 acquired company (Note
 1)......................  2,472,263    123,613  13,782,866     --           --             --              --           13,906,479
Net loss from October 22,
 1992 to December 31,
 1993....................     --         --         --          --           --             --          (13,751,688)    (13,751,688)
                          ---------- ---------- ----------- ------------  ------------  ------------   -------------   ------------
Balances, December 31,
 1993....................  9,994,004    499,700  13,407,279     --           --             --          (13,751,688)        155,291
Regulation S (Note 9):
  Common stock issued
   January for $4.00 per
   share, net of
   commissions of
   $45,000...............     37,500      1,875     103,125     --           --             --              --              105,000
  Common stock issued
   January for $3.08 per
   share, net of
   commissions of
   $86,182...............    139,906      6,995     337,733     --           --             --              --              344,728
  Common stock issued
   February for $3.85 per
   share, net of
   commissions of
   $115,500..............    100,000      5,000     264,500     --           --             --              --              269,500
  Common stock issued
   March for $2.00 per
   share.................    125,000      6,250     243,750     --           --             --              --              250,000
  Common stock issued for
   capital raising
   activities............    356,000     17,800     294,200     --           --             --              --              312,000
  Offering costs.........     --         --        (312,000)     --          --             --              --             (312,000)
  Common stock issued May
   for $2.00 per share,
   net of commissions of
   $116,472 and 25,000
   shares of common
   stock.................    236,000     11,800     293,917     --           --             --              --              305,717
  Common stock issued
   June for $2.00 per
   share, net of
   commissions of
   $211,425 and 87,530
   shares of common
   stock.................    443,655     22,183     478,142     --           --             --              --              500,325
  Common stock issued
   June for $1.50 per
   share, net of
   commissions of
   $108,000 and 48,756
   shares of common
   stock.................    248,756     12,438     179,562     --           --             --              --              192,000
  Common stock issued
   August for $0.75 per
   share, net of
   commissions of
   $77,250...............    475,000     23,750     255,250     --           --             --              --              279,000
  Common stock issued
   October for $0.54 per
   share, net of
   commissions of
   $25,400...............    200,000     10,000      72,100     --           --             --              --               82,100
  Common stock issued
   December for $0.25 per
   share, net of
   commissions of
   $11,571...............    140,000      7,000      16,429     --           --             --              --               23,429

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (CONTINUED)
             FOR THE PERIOD OCTOBER 22, 1992 TO DECEMBER 31, 1993,
                AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD
                            ENDED DECEMBER 31, 1995

                              COMMON STOCK      ADDITIONAL                  SERVICES       STOCK
                          ---------------------   PAID-IN   SERVICES TO   RENDERED FOR  SUBSCRIPTION    ACCUMULATED
                            SHARES     AMOUNT     CAPITAL   BE RENDERED   STOCK ISSUED   RECEIVABLE       DEFICIT         TOTAL
                          ---------- ---------- ----------- ------------  ------------  ------------   -------------   ------------
Common stock issued for
 services rendered (Note
 9)......................    555,595 $   27,780 $   572,872   $ --          $--          $  --         $    --         $    600,652
Common stock issued for
 timeshare unit project
 costs (Note 9)..........    320,400     16,020     464,580     --           --             --              --              480,600
Common stock issued for
 note receivable (Note
 9)......................     96,375      4,819     187,931     --           --           (192,750)         --              --
Common stock issued for
 services to be rendered
 (Note 9)................    110,000      5,500     126,500    (132,000)     27,500         --              --               27,500
Common stock issued for
 purchase of minority
 interest (Note 3).......    400,000     20,000   1,848,645     --           --             --              --            1,868,645
Net loss.................     --         --         --          --           --             --           (2,996,364)     (2,996,364)
                          ---------- ---------- ----------- ------------  ------------  ------------   -------------   ------------
Balances, December 31,
 1994.................... 13,978,191    698,910  18,834,515    (132,000)     27,500       (192,750)     (16,748,052)      2,488,123
Common stock issued for
 cash for $0.10 to $0.37
 per share (Note 9),
 excluding certain shares
 issued for commissions
 separately identified
 below (see below and
 Note 9).................  3,876,096    193,805     711,143     --           --             --              --              904,948
Common stock issued for
 commissions on common
 stock issued for cash in
 1995 and 1994 (Note
 9)......................    500,000     25,000     (25,000)     --          --             --              --              --
Common stock issued as
 payment of loan fees and
 interest (Note 9).......  1,720,000     86,000     758,800     --           --             --              --              844,800
Common stock issued for
 satisfaction of
 liabilities (Note 9)....    685,000     34,250     131,784     --           --             --              --              166,034
Common stock issued for
 services rendered (Note
 9)...................... 10,128,577    506,428   2,141,249     --           --             --              --            2,647,677
Common stock issued for
 timeshare unit project
 costs (Note 9)..........  2,570,000    128,500     641,626     --           --             --              --              770,126
Common stock issued for
 exercise of warrants,
 for $0.17 to $0.66 per
 share, net of 602,500
 shares issued for
 commissions (Note 9)....  4,029,526    201,477     527,655     --           --             --              --              729,132
Provision for
 uncollectible note
 receivable for sale of
 common stock (Note 9)...     --         --        (192,750)     --          --            192,750          --              --
Services provided for
 common stock previously
 issued (Note 9).........     --         --         --          --           66,000         --              --               66,000
Collections on
 receivables from sale of
 common stock............     --         --         --          --           --            (45,000)         --              (45,000)
Net loss.................     --         --         --          --           --             --           (8,409,377)     (8,409,377)
                          ---------- ---------- ----------- ------------  ------------  ------------   -------------   ------------
Balances, December 31,
 1995.................... 37,487,390 $1,874,370 $23,529,022   $(132,000)    $93,500      $ (45,000)    $(25,157,429)   $    162,463
                          ---------- ---------- ----------- ------------  ------------  ------------   -------------   ------------
                          ---------- ---------- ----------- ------------  ------------  ------------   -------------   ------------

               See independent auditors' report and accompanying
                   notes to consolidated financial statements

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD
                    ENDED DECEMBER 31, 1995, AND THE PERIOD
                     OCTOBER 22, 1992 TO DECEMBER 31, 1995

                                                                                                                   OCTOBER 22,
                                                                                     YEAR ENDED     YEAR ENDED       1992 TO
                                                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                                        1995           1994           1995
                                                                                    ------------   ------------   -------------
Cash flows from operating activities:
  Net loss........................................................................  $(8,409,377)   $(2,996,364)   $ (25,157,429)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization (Note 2)........................................      807,854        273,853        1,202,872
    Minority interest in loss of joint venture....................................      --            (130,500)        (349,452)
    Common stock issued for services rendered (Note 9)............................    2,899,336        600,652        3,499,994
    Notes payable issued for services rendered....................................       82,500        --                82,500
    Common stock issued for loan fees (Note 9)....................................      844,800        --               844,800
    Write-off of goodwill and intangible assets (Note 5)..........................      --             --            13,346,879
    Provision for loss on land held for sale (Note 2).............................      130,668        --               130,668
  Changes in operating assets and liabilities:
    Property held for timeshare development.......................................     (307,004)    (1,183,934)      (2,416,410)
    Accrued interest..............................................................      561,807        417,304          566,940
    Accounts payable and accrued expenses.........................................      911,399        353,831        1,490,805
                                                                                    ------------   ------------   -------------
Net cash used in operating activities.............................................   (2,478,017)    (2,665,158)      (6,757,833)
                                                                                    ------------   ------------   -------------
Cash flows from investing activities:
  Pre-acquisition costs paid in connection with purchase of real estate...........      --             --               (35,365)
  Purchase of furniture and equipment.............................................       (8,573)       --               (87,103)
  Cash received in connection with MPTV merger....................................      --             --                70,112
  Construction deposits (Note 2)..................................................     (220,000)       --              (220,000)
  Other assets....................................................................       44,526        129,487           67,105
                                                                                    ------------   ------------   -------------
Net cash provided by (used in) investing activities...............................     (184,047)       129,487         (205,251)
                                                                                    ------------   ------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable.........................................    1,329,500        --             1,982,503
  Advances from MPTV prior to merger..............................................      --             --               589,360
  Principal repayments on notes payable...........................................      (70,059)       (36,509)        (129,614)
  Net advances from (to) affiliates, net..........................................      (21,910)        49,400          (47,736)
  Proceeds from the issuance of common stock, net.................................    1,634,086      2,351,799        3,985,879
  Capital contribution received by joint venture..................................      --             --               806,488
                                                                                    ------------   ------------   -------------
Net cash provided by financing activities.........................................    2,871,617      2,364,690        7,186,880
                                                                                    ------------   ------------   -------------
Net increase (decrease) in cash...................................................      209,553       (170,981)         223,796
Cash, beginning of period.........................................................       14,243        185,224         --
                                                                                    ------------   ------------   -------------
Cash, end of period...............................................................  $   223,796    $    14,243    $     223,796
                                                                                    ------------   ------------   -------------
                                                                                    ------------   ------------   -------------
Supplemental cash flow information --
  Cash paid for interest..........................................................  $   830,473    $   288,137    $   1,362,790
                                                                                    ------------   ------------   -------------
                                                                                    ------------   ------------   -------------

Supplemental disclosure of noncash investing and financing activities --

1995

    See Note 9 for noncash transactions relating to common stock issued for consulting services, timeshare unit project costs and expenses; and satisfaction of certain notes payable. See Note 2 for noncash transactions relating to deferred financing costs.

1994

    See Note 3 for noncash transactions relating to the Company's acquisition of the 45% minority interest in Lake Tropicana Apartments in which certain indebtedness and common stock was issued by the Company.

    See Note 9 for noncash transactions relating to common stock issued for consulting services, a stock subscription receivable and for timeshare unit project costs. Also see Notes 2 and 6 for noncash transactions relating to deferred financing costs.

               See independent auditors' report and accompanying
                   notes to consolidated financial statements

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 1 -- GENERAL

    ORGANIZATION AND BUSINESS

    Consolidated Resort Enterprises, Inc. ("CRE"), a California corporation, was incorporated on October 22, 1992 (the date of "Inception"). During June 1993, the Company entered into a joint venture agreement (the "Venture") with Pacific D.N.S. ("Pacific"), for the purpose of acquiring the Lake Tropicana Apartments, a 176-unit apartment complex located in Las Vegas, Nevada, from the bankruptcy trustee of Glen Ivy Resorts and improve the apartment units into vacation ownership intervals (timeshare units). The Venture acquired the Lake Tropicana Apartments on June 25, 1993. See Note 3 for the repurchase of Pacific's Venture interest in February 1994.

    On December 20, 1993, MPTV, Inc. ("MPTV"), a Nevada corporation, acquired the issued and outstanding common stock of CRE. The stockholders of CRE received approximately 75% of MPTV's outstanding common stock in exchange for 100% of CRE's issued and outstanding common stock. The transaction has been accounted for as a reverse acquisition since the stockholders' of CRE maintain control of MPTV. Accordingly, for financial reporting purposes, the 7,521,741 shares of common stock issued by MPTV to the stockholders of CRE are considered outstanding as of the date of the reverse acquisition and the 2,472,263 shares of common stock retained by the stockholders of MPTV on the date of the reverse acquisition are reflected as consideration issued to consummate the stock-for-stock exchange. The purchase price was $13,906,479 based on the market value of $5.625 per share of the 2,472,263 common shares. The excess cost over the fair value of net assets acquired of $11,989,115 was allocated to goodwill (see Note 2).

    On October 11, 1994, CRE filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. The Company was subsequently authorized to conduct operations as a debtor-in-possession. The action was filed in an attempt to cease certain junior trust deed creditors from reviving a foreclosure proceeding on the Lake Tropicana Apartments.

    CRE filed a motion to dismiss the bankruptcy filing as management and certain other creditors believed that the dismissal was in the best interest of all creditors. The Bankruptcy Court granted the motion and the case was dismissed on March 15, 1995. The Bankruptcy Court ordered the Company not to refile any action for a period of 180 days from the date of dismissal. As a result of the dismissal on March 15, 1995, no liabilities were compromised by the trustee of the U.S Bankruptcy Court.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of MPTV and its wholly-owned subsidiaries, CRE, Consolidated Resort Services, Inc. and W.J.N. & Associates, Inc. (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Pacific's 45% interest in the Venture, prior to being acquired on February 24, 1994, is shown as "minority interest in net loss of consolidated subsidiary" in the accompanying consolidated statement of operations for the year ended December 31, 1994 and for the period from Inception to December 31, 1995 (see below).

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
PRESENTATION (CONTINUED)

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $25,157,429 since its Inception in October 1992. The Company is in default on certain of its secured notes payable which must be refinanced by July 31, 1996; in the event the Company does not refinance certain of its senior notes payable, it will be subject to foreclosure proceedings on its Lake Tropicana Apartments currently held for development as timeshare units. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and state securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations for the foreseeable future. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    Management plans to refinance the Lake Tropicana Apartment's debt and obtain redevelopment and improvement funding necessary to enable the Company to prepare the Lake Tropicana property for the marketing and sale of timeshare units. The Company has entered into a firm underwriting agreement with J.E. Liss & Company, Inc. to provide a private placement of 12% senior secured notes of $6,800,000, with an additional $3,200,000 which may be available, on a best efforts basis, for working and development capital (see Note 6). Furthermore, the Company has negotiated a substantial reduction in the amount required to satisfy the second trust deed note payable should the funds from the debt issuance be received and applied to the first and second trust deed notes payable on or before July 31, 1996. There are no assurances that management will be successful in achieving its plans. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

    IMPROPER ISSUANCES OF COMMON STOCK

    Shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. Management of the Company intends to file the necessary registration statements subsequent to the filing of its annual report on Form 10-KSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy.

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
PRESENTATION (CONTINUED)

    THE NASDAQ SMALLCAP MARKET EXCHANGE

    On April 19, 1996, The Nasdaq Stock Market, Inc. ("NASDAQ"), which manages the Nasdaq SmallCap Market Exchange (the "Exchange") on which the Company's common stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its annual report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20, 1996 to file its annual report on Form 10-KSB and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company has been informed that it will be subject to delisting from the Exchange should the plan, upon its receipt by NASDAQ, be rejected. The Company intends to submit a plan to NASDAQ that includes a 1-for-10 reverse stock split or the infusion of capital through a financial transaction.

    PROPERTY HELD FOR TIMESHARE DEVELOPMENT

    The Lake Tropicana Apartments in Las Vegas, Nevada, are currently being rented on a month-to-month basis until such time the property can be developed and sold as timeshare units. During the periods in which the apartments are rented, the property is being depreciated using a life of 30 years. The Lake Tropicana Apartments (the "Timeshare Property") is stated at the lower of cost or net realizable value and includes direct and indirect costs, as well as allocated interest incurred in connection with the acquisition and development of the underlying properties.

    Although management is in the process of obtaining necessary permits and approvals, and some minimal architectural and construction activity has occurred during 1995, the Timeshare Property is not deemed to be actively under development for accounting purposes. Management is seeking the necessary financing (see Notes 6 and 11) to facilitate the continuation of active development. There can be no assurances that active development of the Timeshare Property will resume.

    In the determination of net realizable value for the purposes of assessing the appropriateness of the carrying values reflected for the Timeshare Property, management has assumed that all necessary financing needs will be met and that timeshare development will continue. Given the financial concerns of the Company (see Note 2), the Company may not be able to achieve these goals. Should the Company not be able to successfully develop the Lake Tropicana Apartments into timeshare units, the net realizable value of the Timeshare Property would be substantially below its carrying value at December 31, 1995. In September 1995, the Company received an appraisal of the Lake Tropicana Apartments prepared by an MAI. Such appraisal indicates that the "as is" fair market value (a valuation based on the current use of the property without consideration of its
development   into  timeshare  units)  of   the  Lake  Tropicana  Apartments  is
$5,065,000.

    CAPITALIZED INTEREST

    Interest is capitalized to the Timeshare Property during periods of active development based on qualifying assets, using a method which approximates the effective interest rate method. The project ceased to be under active development for accounting purposes in April 1995. Interest incurred, including the amortization of deferred financing costs, in 1995 and 1994 totaled $2,030,401 and $1,482,182, respectively. Interest capitalized in 1995 and 1994 totaled $459,884 and $1,477,049, respectively.

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
PRESENTATION (CONTINUED)

    PROPERTY AND EQUIPMENT

    Property and equipment (see Note 4) are being depreciated on a straight-line basis over five (5) to seven (7) years, respectively. Expenditures for maintenance and repairs are charged to operations, as incurred, while betterments are capitalized.

    CONSTRUCTION DEPOSITS

    Pursuant to an agreement with the holder of the second trust deed note payable (see Note 6), the Company has made deposits to such note holder, to be held in trust, for the use in the development of the Lake Tropicana Apartments into timeshare units. The Company has remitted a total of $220,000 to the lender as of December 31, 1995.

    DEFERRED FINANCE COSTS

    Cost incurred in connection with certain of the Company's financing arrangements are deferred and amortized over the term of the note using the effective interest method (see Note 6). Amortization of deferred financing costs for the years ended December 31, 1995, 1994 and since Inception totaled $505,123, $541,205 and $1,046,328, respectively, of which $505,123, $0 and
$505,123, respectively, has been reflected as interest expense and $0, $541,205 and $541,205, respectively, has been capitalized to properly held for timeshare development.

    LAND HELD FOR SALE

    Land held for sale consists of a parcel of land in Minnesota which is currently listed with a real estate broker. The land is pledged as collateral for a note payable totaling $127,000 (see Note 7). Such land is carried in the accompanying consolidated balance sheet at the lower of its cost or its net realizable value. During 1995, management determined the land value had declined and, accordingly, management recorded a provision for loss of approximately $131,000.

    GOODWILL

    Goodwill, which represented the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefitted. The Company assessed the recoverability of this intangible asset by determining whether the goodwill balance could have been recovered through projected undiscounted cash flows. The amount of goodwill impairment was measured based on projected undiscounted future cash flows and charged to operations in the period in which goodwill impairment was determined by management. Management determined that goodwill impairment amounted to $11,989,115, and accordingly, charged such amount to operations in 1993 (see
Note 5).

    REVENUE RECOGNITION

    The Company will recognize revenues from sales of timeshare units upon the execution of a contract and receipt of a down payment of at least 10%, and when proceeds are assured and all conditions precedent to closing have been performed by the parties. Costs applicable to the sale of Timeshare Property will be allocated to individual intervals on the basis of their relative sales value.

    Rental revenues are recognized as earned. The Company earns rental revenues from apartments leased, primarily on a month-to-month basis from the Lake Tropicana Apartments (see "Incidental Operations" below).

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
PRESENTATION (CONTINUED)

    INCIDENTAL OPERATIONS

    The net cost of incidental operations consisting of the costs of apartment rental activities, net of rental income, are reflected as an expense in the accompanying consolidated statements of operations. Included in incidental operations are rental revenues approximating $790,000, $630,000 and $1,733,000, respectively, and depreciation totaling $419,000, $273,000 and $804,000, respectively, for the years ended December 31, 1995 and 1994, and for the period from Inception to December 31, 1995.

    INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement
109). Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations (see Note 10).

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial Accounting Standards Statement No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires the Company to disclose, when reasonably attainable, the fair values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of its secured and unsecured notes payable (see Notes 6 and 7). Management has determined that it is not practicable to estimate fair value of its secured and unsecured notes payable because of the complexity of the debt arrangements and the lack of an active market with which to obtain reasonable comparables for the terms and interest rates of such debt.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

    PER SHARE INFORMATION

    The Company computes per share information by dividing the net loss for the period presented by the weighted average shares outstanding during such period. The effect of common stock equivalents would be antidilutive for all periods and is not included in the net loss per share calculations.

    RECLASSIFICATIONS

    Certain amounts have been reclassified in the 1994 and Inception through December 31, 1995 consolidated financial statements to conform with the 1995 presentation.

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 3 -- JOINT VENTURES AND ACQUISITIONS

    ACQUISITION OF MINORITY INTEREST IN JOINT VENTURE

    On February 24, 1994, MPTV acquired the 45% minority interest in the Venture from Pacific (see Note 1), for an aggregate purchase price of $3,737,291 consisting of an 8% promissory note for $1,868,645 (see Note 6), collateralized by a deed of trust on the Lake Tropicana Apartments and guaranteed by MPTV and 400,000 shares of the Company's common stock valued at $1,868,645 (see below). MPTV agreed to register said shares under the Securities Act of 1933, as amended, no later than October 31, 1994. If these shares were not registered by that date, Pacific had the right to cancel the transaction, and return the shares for Pacific's joint venture interest purchased by MPTV. In the event that the proceeds to Pacific from the sale of the shares were less than $1,868,645, MPTV agreed to issue to Pacific, and register pursuant to the Securities Act of 1933, that number of additional shares which, if registered and sold, would yield proceeds, together with those received from the sale of the original shares, equal to $1,868,645. Accordingly, the value of the 400,000 common shares was based on the guaranteed value referred to above upon registration and sale of such securities.

    On March 22, 1995, the Company agreed to purchase the 400,000 common shares from Pacific for $1,868,645. The Company's purchase consideration will be a non-interest bearing note with a maturity date of August 1, 1998, with a principal reduction requirement of $205 for each timeshare interval sold. The purchase of the shares is contingent upon terms and conditions, one of which is the consummation of the refinancing (see Note 6). As a result, the shares of common stock are reflected as outstanding and the purchase obligation has not been accrued in the accompanying consolidated balance sheet.

    OTHER VENTURES

    On November 10, 1995, the Company entered into a partnership agreement with Robert V. Jones, Corp ("RJC"), a Nevada corporation, to aid in obtaining a loan from a financial institution for the purpose of refinancing certain indebtedness and to obtain funds to complete improvements for the Lake Tropicana Apartments (see Notes 1 and 2). The partnership is subject to certain terms and conditions, one of which is the consummation of a refinancing (see Note 6). Upon consummation, RJC, acting as the limited partner, is to contribute $1,000,000 to the partnership, representing a 20% interest in the partnership. The Company, acting as the general partner, is to contribute all of its rights, title and interest in, and to, the Lake Tropicana Apartments and all of its right, title and interest in, and to, any development plans and documents, as defined. Such investment by the Company will represent an 80% interest in the partnership. Profits and losses of the partnership are generally allocated in accordance with ownership interest, subject to certain priorities and allocations, as defined.

    On February 15, 1994, the Company entered into a partnership agreement with GGS Hotel Holdings California and certain other parties (together referred to as "GGS"), to convert 96 lodging units located in Cathedral City, California, into timeshare units. The Company must provide $500,000 in working capital to the partnership, as well as the expertise and management to develop and market the properties. The partnership agreement provides for the allocation of profits and losses based on ownership interest. The Company has not contributed the capital necessary to the partnership. GGS must obtain a partial security interest release in order for timeshare units to be sold which has not been obtained. The parties retain the right to dissolve the partnership at any time. No dissolution by either party has been effected to date.

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 3 -- JOINT VENTURES AND ACQUISITIONS (CONTINUED)

    In June 1993, as subsequently amended on May 17, 1994, the Company entered into an arrangement to acquire 855 timeshare units located in Florida for 429,958 shares of its common stock, 351,708 of which were issued in May 1994, all of which are subject to registration under the Securities Act of 1933. The Company has been unable to register such shares and, as a result, the transaction was not completed by the parties. The shares were issued to the seller; however, these shares are not considered outstanding in the accompanying consolidated statement of stockholders' equity as no valid consideration has been received by the Company. Management believes that the transaction will be completed or the shares will be returned and canceled by the Company.

    RELATED PARTY VENTURE

    On June 29, 1994, the Company entered into a stock purchase agreement with an officer and an unrelated individual to acquire all the outstanding common stock of Reefshare, Ltd. ("Reefshare") for 250,000 shares of restricted common stock of the Company. Reefshare is to obtain a permit to sell timeshares in Hawaii. As further consideration, the Company is to assume certain liabilities aggregating approximately $500,000 to certain unrelated parties and is to satisfy in full the note receivable from officer (see Note 8). The transaction is to be consummated at a time mutually agreeable by all parties and upon the assumption and satisfaction of the $500,000 of indebtedness to third parties and the satisfaction of the note receivable from officer, neither of which has occurred.

NOTE 4 -- PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1995:

Property and equipment...........................................  $ 108,878
Less accumulated depreciation....................................    (31,604)
                                                                   ---------
                                                                   $  77,274
                                                                   ---------
                                                                   ---------

NOTE 5 -- INTANGIBLE AND OTHER ASSETS

    The write-off of intangible and other assets consists of the following for the year ended December 31, 1993:

Master Tape Library...........................................  $   769,524
Club Carib memberships........................................      377,150
Acquisition deposits..........................................      206,400
Goodwill (Note 2).............................................   11,989,115
Other deposits................................................        4,690
                                                                -----------
                                                                $13,346,879
                                                                -----------
                                                                -----------

    Management evaluated the recoverability of the foregoing assets acquired in connection with the acquisition of MPTV and concluded that such assets provided no future benefit. Accordingly, the Company charged the carrying value of the assets to operations.

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 6 -- NOTES PAYABLE

    Notes payable are comprised of the following at December 31, 1995:

Note payable, secured by first deed of trust..........................  $ 3,843,928
Note payable, secured by second deed of trust.........................    4,292,394
Participation agreement, secured by third deed of trust (Note 11).....      --
Note payable, secured by fourth deed of trust.........................    1,813,393
Note payable, secured by fifth deed of trust..........................    1,868,646
                                                                        -----------
                                                                        $11,818,361
                                                                        -----------
                                                                        -----------

    NOTE PAYABLE, SECURED BY FIRST DEED OF TRUST

    The note payable is secured by a first deed of trust on the property held for timeshare development. The note bears interest at 10% per annum, with monthly payments of principal and interest totaling $36,858. The note matures in May 2001. The lender requires monthly impound payments for property taxes. The loan was not in default at December 31, 1995.

    NOTE PAYABLE, SECURED BY SECOND DEED OF TRUST

    The note payable is secured by a second deed of trust on the property held for timeshare development. The note bears interest at 8.5% per annum, subject to a default rate of 15% per annum. The note is currently and has repeatedly been in default and, as a result, interest is accruing at a rate of 15% per annum. On April 30, 1996, the Company received a foreclosure forbearance for a period through June 3, 1996. To date, the lender has provided forbearance on a monthly basis upon the receipt of a $30,000 interest payment from the Company. The lender has also required the Company to make deposits to be held in trust by such lender to be used for the development of the Lake Tropicana Apartments into timeshare units (see Note 2).

    The lender and the Company entered into a Settlement and Mutual Release Agreement dated March 1, 1996 (the "Agreement"). The Agreement allows the Company to satisfy its obligations, in their entirety, to the lender for $2,220,000 (plus accrued interest thereon calculated from January 23, 1995 through the date of repayment) if the Company successfully refinances the first and second trust deeds on or before July 31, 1996 (see discussion below).

    NOTE PAYABLE, SECURED BY FOURTH DEED OF TRUST

    The note payable is secured by a fourth deed of trust on the property held for timeshare development. The note is payable to Marrcshare Financial Corp. and originated from cash advances of $514,503 received by the Company to ensure the close of the acquisition of the Lake Tropicana Apartments by CRE (see Note 1). As consideration for the advances, CRE agreed to repay $1,813,393 to Marrcshare Financial Corp. The difference of $1,298,890 has been deferred in the accompanying consolidated balance sheet and is being amortized over the life of the loan (see Note 2). The note bears interest at 8% per annum, payable monthly, and is due July 15, 1996. The loan was in default at December 31, 1995.

    NOTE PAYABLE, SECURED BY FIFTH DEED OF TRUST

    The note payable is secured by a fifth deed of trust on the property held for timeshare development. The note is payable to Pacific, an entity to which the Company has other obligations (see Note 3). The note bears interest at 8%
per   annum,   payable   monthly   in   arrears.   The   note   is   payable  at

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 6 -- NOTES PAYABLE (CONTINUED)

the rate of $205 per timeshare unit sold, with the remaining balance due in January 1997. Although the lending document requires monthly payments of interest on which the Company is delinquent, the lender has indicated that the loan is not in default.

    THE PROPOSED REFINANCING

    The Company has entered into a firm underwriting agreement, with J.E. Liss & Company, Inc. to provide a private placement of 12% senior secured notes of $6,800,000, with an additional $3,200,000 which may be available, on a best efforts basis, for working and development capital (see Note 2).

    ACCRUED INTEREST

    The accrued interest on the aforementioned notes payable and the other notes payable (see Note 7) as of December 31, 1995 is as follows:

Note payable, secured by first deed of trust...........................  $   33,000
Note payable, secured by second deed of trust..........................   1,319,648
Note payable, secured by fourth deed of trust..........................     223,696
Note payable, secured by fifth deed of trust...........................     276,311
Other notes payable (see Note 7).......................................      70,999
                                                                         ----------
                                                                         $1,923,654
                                                                         ----------
                                                                         ----------

NOTE 7 -- OTHER NOTES PAYABLE

    At December 31, 1995, other notes payable consist of the following:

Secured demand note payable to seller of land held for sale (Note 2), interest at 10% per annum; note is past due at December 31, 1995......  $  127,000
Unsecured notes payable to approximately 15 stockholders, interest at
 10% per annum, due at various dates through December 20, 1996.........   1,307,000
Unsecured notes payable to approximately 5 stockholders, interest at
 10% per annum; notes are past due at December 31, 1995................     150,000
                                                                         ----------
                                                                         $1,584,000
                                                                         ----------
                                                                         ----------

NOTE 8 -- RELATED PARTY TRANSACTIONS

    DUE TO RELATED PARTIES

    Due to (due from) related parties consists of the following at December 31, 1995:

Unsecured note payable to officer, interest at 19% per annum; note is past due at December 31, 1995...........................................  $  82,500
Demand note to stockholder, interest at 8% per annum.....................     77,000
Salaries due to officers.................................................    107,385
Advances to Reefshare, Ltd...............................................    (43,449)
Other....................................................................       (247)
                                                                           ---------
                                                                           $ 223,189
                                                                           ---------
                                                                           ---------

    The due to stockholder accrues interest at 8% per annum and is payable on demand. The advances to Reefshare, Ltd. (see Note 3) are noninterest-bearing and are due on demand.

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 8 -- RELATED PARTY TRANSACTIONS (CONTINUED)

    NOTE RECEIVABLE FROM AN OFFICER

    As of December 31, 1995, the Company has a past due 8% note receivable from an officer totaling $262,000. The note was due December 15, 1994. Management provided a reserve for the note, in its entirety, in 1994 and is reflected as "salaries and related benefits" in the accompanying consolidated statement of operations. Accordingly, the note had no carrying value on the accompanying consolidated balance sheet as of December 31, 1995. It is the intention of the officer to repay the note with accrued interest.

    OTHER TRANSACTIONS

    The Company has entered into management agreements with three officers and directors which provide for certain compensation, incentives and stock options (see Note 9), effective January 1, 1994, automatically renewing for successive twelve-month periods unless the officer/director gives 30 days written notice of intention not to renew. Two agreements provide for aggregate annual salaries in the amount of $240,000, one agreement, of which, will pay additional compensation based on timeshare unit sales at a rate of 0.5%.

    In connection with the third agreement, the Company must pay 1.5% of all timeshare unit sales and 1% of the Company's pre-tax earnings during the period of the officer/director's employment; this officer/director may draw advances up to $300,000, annually. As of December 31, 1995, the Company has advanced an aggregate of approximately $578,000 to the officer/director from the inception of his employment contract for commissions on timeshare unit sales, all of which have been charged to operations. The Company paid salary and advances and certain expenses on behalf of the officer/ director during 1995 aggregating approximately $315,000. Such payments have been charged to operations and exceed the $300,000 annual capitation stipulated in his employment agreement. During 1995, consulting services approximating $46,000 were provided to the Company by a relative of the same officer/director. Such is included in consulting fees in the accompanying 1995 consolidated statement of operations.

NOTE 9 -- STOCKHOLDERS' EQUITY

    COMMON STOCK

    During 1995, the Company issued funds through certain private placements of the Company's common stock. In addition, certain shares were issued under Regulation S of the Securities Act of 1933. During the year, the Company issued 3,876,096 shares at per share prices ranging from $0.10 to $0.37. The gross proceeds from the issuance of such shares totaled $904,948, excluding certain shares issued for commissions (see below). No significant cash was paid for commissions relating to these placements of the Company's common stock.

    In March 1995, the Company issued 500,000 shares to an overseas financial consultant for certain private placements under Regulation S in 1995 and 1994 (see preceding paragraph and below). Since the shares were issued for a capital raising activity, the value of such shares are charged to stockholders' equity.

    In April 1995, the Company entered into a commitment with a finance company to provide financing for future retail sales of its timeshare units upon completion of its development activities. The Company paid a commitment fee of 1,500,000 shares of its common stock valued at $750,000; the

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 9 -- STOCKHOLDERS' EQUITY (CONTINUED)

value of such shares is included in "commitment fee for timeshare financing" in the accompanying consolidated statement of operations for 1995 (see Note 11). In addition, in connection with a previously proposed refinancing arrangement with a lender which was aborted in August 1995, the Company issued 127,500 shares valued at $34,800. Other issuances of common stock for loan related fees in 1995 include 92,500 shares valued at $60,000.

    During 1995, the Company issued 685,000 shares of its common stock, valued at $166,034, in satisfaction of certain liabilities. The value of the shares was allocated to existing liabilities in the amount of $161,034 and to interest expense in the amount of $5,000.

    From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During 1995, the Company issued 10,128,577 shares of its common stock at values ranging from $0.66 per share in January 1995 to $0.20 per share in December 1995 with an aggregate value of $2,647,677 in connection with various consulting and financial services agreements (see below "stock options and warrants" and Note 11).

    In 1995 and 1994, the Company settled certain construction and development payables with unrelated parties through the issuance of 2,570,000 shares and 320,400 shares, respectively, of its common stock valued at $770,126 and $480,600, respectively. All amounts in 1994 and $509,462 in 1995 were capitalized to "property held for timeshare under development" in the accompanying consolidated balance sheet. The difference between the value of the 1995 shares issued of $770,126 and the amount capitalized of $509,462, totaling $260,664, was charged to "provision for litigation settlements" in the accompanying consolidated statement of operations (see Note 11).

    In 1994, the Company raised funds through certain offshore private placements pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company issued an aggregate of 2,501,817 shares of its common stock for $2,351,799, net of commissions of $796,800 in cash and 517,286 shares of its common stock as reflected in the accompanying consolidated statement of stockholders' equity.

    In June 1994, the Company issued 96,375 shares of its common stock for $2.00 per share in exchange for a non-interest bearing note receivable due upon the effective date of a registration of such shares. As a result, the Company reflected the note as a reduction of stockholders' equity in the accompanying consolidated financial statements. During 1995, management determined the note was impaired and accordingly, charged additional paid-in capital in the amount of $192,750.

    In August 1994, the Company issued 110,000 shares of its common stock valued at $132,000 to a financial consultant in advance of performing the required services. As a result, management has reflected the future services to be provided as a reduction in stockholders' equity in the accompanying consolidated financial statements. During 1995 and 1994, the consultant provided services valued at $66,000 and $27,500, respectively.

    During 1994, the Company issued 555,595 shares at values of $3.73 per share in February 1994 to $0.40 per share in November 1994, with an aggregate value of $600,652. The fair value was determined by management based on the closing price of the Company's common stock as quoted by NASDAQ, less a discount for transferability restrictions.

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 9 -- STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK OPTIONS AND WARRANTS

    In March 1995, the Company entered into a one-year arrangement with an unrelated entity to purchase customer prospect lists for the purchase of timeshare units upon completion of its development. Pursuant thereto, the parties agreed to enter into a warrant agreement to provide $1,538,461 to the Company for working capital, as well as provide funds to service the agreement for acquisitions of customer lists. Under the terms of the agreement, the Company is to issue an amount of shares of the Company's common stock, subject to registration rights on Form S-8, if available, which will yield the Company $1,000,000 in cash and $538,461 to purchase customer lists. During the year ended December 31, 1995, the Company issued 2,600,000 shares pursuant to this agreement for $569,132 in cash and $305,603 in customer lists. Additionally, the Company issued 522,500 shares as commissions, with a value of $118,500, to an officer and stockholder of the Company which is a party to this transaction. The value of the purchased customer lists of $305,603 has been charged to operations in 1995 and the value is included in "common stock issued for services rendered" in the accompanying consolidated statement of stockholders' equity.

    During 1995, the Company entered into a financial services agreement for a term of one year with an unrelated party. The terms of the agreement provide for fees to be paid, via a warrant agreement, through common stock issuances, subject to registration on Form S-8, if available, discounted by 35% from the closing bid price of the Company's common stock as quoted on NASDAQ. The service provider also agreed to purchase 200,000 shares of the Company's common stock for $40,000 (see "common stock" above for common stock issued for cash). The Company issued 880,000 shares of its common stock valued at $215,384 under financial services and warrant agreements. The service provider remitted the value of the shares issued, less a discount of 35% for their services rendered, which totaled $140,000 (included in the accompanying consolidated statement of stockholders' equity as "cash received for exercise of warrants"). The difference between the fair value of the shares issued of $215,384, and cash received of $140,000, which is $75,384, was charged to "consulting fees" in the accompanying statement of operations in 1995 and such value is included in "common stock issued for services" in the accompanying consolidated statement of stockholders' equity.

    During 1995, the Company issued options and warrants to purchase an aggregate 7,930,901 shares of common stock to various stockholders and consultants. Such warrants expire at various dates through February 28, 1998. The exercise price of these warrants ranges from $0.25 to $0.75. During 1995, excluding the warrant agreements discussed in the preceding paragraphs, warrants to purchase 27,026 of common stock were exercised for cash of $20,000. Such options and warrants outstanding are fully exercisable at December 31, 1995.

    Pursuant to the management agreements (see Note 8) entered into in 1994, the Company has extended nonqualified options to purchase 725,000 shares of common stock at $0.50 each, as amended, subject to stockholder approval. These options are exercisable and expire December 31, 1997. No options were exercised since their grant in 1994.

    In connection with other arrangements, the Company has extended options to purchase 150,000 and 100,000 shares of its common stock at $0.50 and $0.25, respectively, which expire December 31, 1997 and September 30, 1997, respectively. These options are currently exercisable. No options were exercised since their grant in 1994.

    Also see "common stock" above for discussion of a consulting agreement.

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 10 -- INCOME TAXES

    The provision for income taxes for the years ended December 31, 1995 and 1994 represents the minimum state income tax expense of the Company, which is not considered significant.

    A reconciliation of estimated federal income taxes to the provision for income taxes is as follows for the years ended December 31:

                                                                 1995                  1994
                                                          -------------------   ------------------
Benefit for income taxes at the estimated federal tax
 rate of 34%............................................  $  2,859,000    34%   $ 1,019,000    34%
Change in the beginning-of-the-year balance of the
 valuation allowance for deferred tax assets allocated
 to income tax expense..................................    (3,100,000)  (37)      (900,000)  (30)
State taxes, net of federal tax benefit.................       504,000     6        179,000     6
Other...................................................      (263,000)   (3)      (298,000)  (10)
                                                          ------------   ----   -----------   ----
                                                          $    --        -- %   $   --        -- %
                                                          ------------   ----   -----------   ----
                                                          ------------   ----   -----------   ----

    The tax effects of temporary differences that give rise to significant portions of deferred income taxes at December 31, 1995 are follows:

Deferred tax assets:
  Net operating loss carryforwards.........................  $ 5,500,000
  Less valuation allowance.................................   (5,500,000)
                                                             -----------
  Net deferred tax assets..................................  $   --
                                                             -----------
                                                             -----------

    The change in the valuation allowance during the years ended December 31, 1995 and 1994 was $3,100,000 and $900,000, respectively.

    Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carryforwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock. As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carryforwards for Federal and state tax reporting purposes are approximately $14,000,000 and $7,000,000 respectively, which expire through 2010.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases its office space under a noncancelable operating lease expiring May 1997. In connection with the lease arrangement, the Company is obligated to make rental payments of $2,711 per month. Future annual minimum rental commitments in the aggregate under this noncancelable lease are $32,532 for the year ending December 31, 1996 and $10,844 for the year ending December 31, 1997.

    PARTICIPATION AGREEMENT

    In connection with the acquisition of the Lake Tropicana Apartments in June 1993, the Venture agreed to pay the seller of the property a 5% participation in the net profits realized by the Venture

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 11 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

upon completion of its development of the property as a timeshare resort. The profit participation is secured by a third deed of trust on the property held for timeshare development (see Note 6). On May 9, 1995, the Company and the seller of Lake Tropicana Apartments agreed in principal to satisfy the 5% profit participation through a promissory note of $448,500, bearing interest at 8% per annum, secured by a modified deed of trust. The agreement is contingent upon the successful refinancing of the first and second trust deed notes payable (see
Note 6). As a result, the obligation has not been reflected in the accompanying consolidated balance sheet.

    LITIGATION

    The founder and former officer, director and principal (the "Plaintiff") of MPTV filed a complaint against the Company to enforce a settlement agreement entered into by the parties in June 1993. As part of this settlement, MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. The Company filed a counter claim with intentions of disproving all allegations by the Plaintiff. In February 1996, the Company settled with the Plaintiff agreeing to pay $600,000 in damages, with $140,000 to be paid in specified increments through August 1, 1996. The remaining $460,000 is to accrue interest at 12% per annum, is to be paid in full on or before August 1, 1999, and is to be paid at the greater of monthly payments equal to $65 per timeshare interval sold or semi-annual payments derived from a 5-year full amortization of the $460,000. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at December 31, 1995.

    In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an order from the court denying said motion. The Company has appealed the judgment and is awaiting a response from the court. Although the Company intends to vigorously pursue an overturn of the judgment through the judicial process, management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at December 31, 1995.

    The Company is party to various other lawsuits which have arisen in the ordinary course of its business. It is the opinion of management, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company's consolidated financial statements.

    SALE OF TIMESHARE RECEIVABLES

    On March 8, 1995, the Company entered into a commitment for the sale or financing of receivables secured by timeshare units originated by the Company. In connection with the commitment, the Company would be able to obtain advances of 90% of the principal balance of timeshare notes receivable up to $100 million through December 31, 1997, with provisions for extension by written consent of the parties. The notes must have stated interest rates of 14% to 15% per annum. The ultimate transaction is dependent on the parties reaching a definitive agreement and the performance of certain due diligence procedures. Management expects this agreement to be effective upon the close of the proposed debt refinancing arrangement (see Note 6).

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 11 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Pursuant to the terms of this agreement, the Company issued 1,500,000 shares of restricted common stock under rule 144 of the Securities Act of 1933, as amended, valued at $750,000 representing the fee for this agreement (see Note
9). The 1,500,000 shares of common stock are subject to registration rights over the period in which the lender finances the timeshare receivables.

    CONSULTING AGREEMENTS

    The Company has entered into a variety of consulting agreements which have terms for up to a year, certain of which are renewable. The agreements provide for the delivery of assorted services relating to the development, marketing, sale and financing of the timeshare project. Certain of the agreements require the monthly payment of consulting fees in the form of cash or stock.

    DEVELOPMENT CONTRACTS

    In 1993, the Company entered into two contracts to provide architectural and engineering services, and construction services for the redevelopment of its Lake Tropicana Apartments into timeshare units. The total billings under the contracts through June 1994 was approximately $725,000, at which time performance under the contracts was ceased by the contractors. The Company satisfied these initial obligations primarily through the issuance of common stock (see Note 9) in 1995 and 1994.

    In September 1995, the Company entered into new contracts aggregating approximately $300,000 for the continued redevelopment of the project. Substantially all of the services related to these additional contracts were provided and satisfied in 1995 through the issuance of shares of common stock (see Note 9). Furthermore, the Company was required to maintain a construction deposit of $220,000 for the benefit of these contractors (see Note 2). These funds will be used to pay such contractors when they are engaged to perform additional work in 1996.

NOTE 12 -- FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1995, the Company recorded significant adjustments to its consolidated financial statements. Management is currently evaluating the requirements of the SEC for interim reporting, and management may file amendments to its Forms 10-QSB previously filed during 1995.

    Significant adjustments include the following:

Reversal of interest capitalized (see Note 2)...............  $  790,000
Recordation of provision for litigation settlements (see
 Notes 9 and 11)............................................     598,863
Provision for loss on land held for sale (Note 2)...........     131,000
Recordation of additional depreciation expense on the
 Timeshare Property.........................................     196,000
Amortization of deferred financing costs (see Note 2).......     376,843
Accrual of additional interest expense (see Note 6).........     318,000
Recordation of common stock issued for consulting services
 (Notes 9 and 11)...........................................   1,829,409
                                                              ----------
                                                              $4,240,115
                                                              ----------
                                                              ----------

                          MPTV, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
               DECEMBER 31, 1995, AND THE PERIOD OCTOBER 22, 1992
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1995

NOTE 13 -- SUBSEQUENT EVENT

    Subsequent to December 31, 1995, the Company has issued a significant number of shares of its common stock for cash and services rendered. Management has become aware that these subsequent issuances of its common stock may have caused the total number of issued and outstanding shares to exceed the 50 million shares currently authorized by its shareholders. Management intends to obtain approval from its shareholders at its next annual meeting to increase the number shares authorized to 100 million.