Form 10QSB
period 1996-03-31
MPTV INC
filed 1996-05-24
CIK 808715

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996


/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to ________

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

Yes /X/       No / /

As of March 31, 1996, 47,440,071 shares of Common Stock, $0.05 par value per share, were outstanding.

- --------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MPTV, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995



                                                             MARCH 31     DECEMBER 31,
          ASSETS                                               1996           1995
                                                           -----------    -----------

Timeshare property held for sale                           $16,500,881    $16,170,614
Cash                                                             4,791        223,796
Construction deposits                                          325,000        220,000
Land held for investment                                       360,000        360,000
Other assets                                                   879,503        112,503
Deferred financing costs                                        63,140        252,562
                                                           -----------    -----------
                                                           $18,133,315    $17,339,475
                                                           -----------    -----------
                                                           -----------    -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed note payable                      $11,798,817    $11,818,361
Accounts payable and accrued expenses                          294,890        470,864
Notes payable                                                2,054,000      1,584,000
Accrued interest                                             1,990,135      1,923,653
Other accrued liabilities                                    1,156,945      1,156,945
Due to related parties                                         223,189        223,189
                                                           -----------    -----------
                                                            17,517,976     17,177,012
                                                           -----------    -----------

Common stock - par value $.05 per share;
  authorized 50,000,000; issued 47,440,071
  and 37,487,390                                             2,372,004      1,874,370
Additional paid-in capital                                  24,153,446     23,529,022
Accumulated deficit                                        (25,846,611)   (25,157,429)
Services to be rendered                                        (38,500)       (38,500)
Stock subscriptions receivable                                 (25,000)       (45,000)
                                                           -----------    -----------
  Total Shareholders' equity                                   615,339        162,463
                                                           -----------    -----------
                                                           $18,133,315    $17,339,475
                                                           -----------    -----------
                                                           -----------    -----------

                            MPTV, Inc. and SUBSIDIARY
                             CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS





                                                                          THREE MONTHS ENDED
                                                        OCT. 22, 1992            MARCH 31
                                                       (Incorporation) -----------------------------
                                                             TO            1996         1995
                                                        MAR. 31, 1996  -------------- --------------
                                                        -------------- -------------- --------------
Revenue
  Other                                                       $112,103             $0        $20,841
                                                        -------------- -------------- --------------



Expenses
  Excess of expenses over revenues
     from incidental operations                                468,894         (3,485)        18,024
  General, administrative and consulting                     9,225,525        394,908        394,106
  Interest                                                   1,873,409        297,759          2,186
  Commitment fee for timeshare financing                       750,000              0              0
  Provision for litigation settlements                         628,863              0              0
  Reorganization items                                          14,596              0              0
  Provisions for write-off                                  13,346,879              0              0
                                                        -------------- -------------- --------------

                                                            26,308,166        689,182        414,316
                                                        -------------- -------------- --------------


Net loss before minority interest                          (26,196,063)      (689,182)      (393,475)

Minority interest in loss of consolidated subsidiary           349,452              0              0
                                                        -------------- -------------- --------------

Net loss                                                  ($25,846,611)     ($689,182)     ($393,475)
                                                        -------------- -------------- --------------
                                                        -------------- -------------- --------------

Net loss per share                                              ($1.90)        ($0.02)        ($0.03)
                                                        -------------- -------------- --------------
                                                        -------------- -------------- --------------

Weighted average number of shares outstanding               13,619,498     41,170,552     14,894,357
                                                        -------------- -------------- --------------
                                                        -------------- -------------- --------------


                                               MPTV, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW



                                                           OCT. 22, 1992
                                                          (Incorporation)
                                                                TO              THREE MONTHS ENDED
                                                           MAR. 31, 1996             MARCH 31
                                                        ------------------  -----------------------
                                                                               1996           1995
                                                                            ------------   ----------
Cash Flows From Operating Activities:
Net loss                                                  ($25,846,611)     ($689,182)     ($393,475)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Issuance of common stock for services                      4,585,882      1,085,888        150,000
  Depreciation and amortization                              1,456,794        253,922         58,699
  Minority interest                                           (349,452)             0              0
  Provision for loss on land held for sale                     130,668              0              0
  Notes payable issued for services                             82,500              0              0
  Common stock issued for loan fees                            844,800              0              0
  Provisions for write-offs of intangibles                  13,346,879              0              0
  Changes in assets and liabilities                         (1,583,754)    (1,225,089)        85,090
                                                          -------------  -------------  -------------

Net Cash Used in Operating Activities                        (7,332,294)     (574,461)       (99,686)
                                                          -------------  -------------  -------------


Cash Flows From Investing Activities:
Construction Deposits                                        ($325,000)     ($105,000)            $0
Other assets                                                    67,105              0       (184,330)
Pre-acquisition costs paid in connection
  with purchase of real estate                                 (35,365)             0              0
Purchase of furniture and equipment                            (87,103)             0              0
Cash received in connection with MPTV
  merger                                                        70,112              0              0
                                                           -------------  -------------  -------------

Net Cash Used in Investing Activities                         (310,251)      (105,000)      (184,330)
                                                          -------------  -------------  -------------


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable                      2,442,503        460,000              0
Proceeds from sale of common stock                           3,985,879              0        298,957
Proceeds from collection of subscription
    receivables                                                 20,000         20,000              0
Advances from MPTV prior to merger                             589,360              0              0
Principal repayments on notes payable                         (149,158)       (19,544)             0
Net advances from (to) affiliates, net                         (47,736)             0              0
Capital contribution received by joint venture                 806,488              0              0
                                                          -------------  -------------  -------------


Net Cash Provided by Financing Activities                    7,647,336        460,456        298,957
                                                          -------------  -------------  -------------


Net Increase (Decrease) in Cash                                  4,791       (219,005)        14,941
Cash, beginning of period                                            0        223,796         14,243
                                                          -------------  -------------  -------------
Cash, end of period                                             $4,791         $4,791        $29,184
                                                          -------------  -------------  -------------
                                                          -------------  -------------  -------------


Supplemental Disclosure of Cash Flow Information:

Cash paid for:
  Interest                                                  $1,561,067       $198,277      ($242,186)
                                                          -------------  -------------  -------------
                                                          -------------  -------------  -------------
  Taxes                                                         $1,600             $0             $0
                                                          -------------  -------------  -------------
                                                          -------------  -------------  -------------


  See note 3 for supplemental disclosure of non-cash investing and financing activities.



                                                       MPTV, INC. AND  SUBSIDIARY
                                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                   NUMBER                     ADDITIONAL       SERVICES                     STOCK         TOTAL
                                     OF          COMMON        PAID-IN           TO BE    ACCUMULATED    SUBSCRIPTION  STOCKHOLDERS'
                                   SHARES         STOCK        CAPITAL         RENDERED     DEFICIT       RECEIVABLE      EQUITY
                               -----------------------------------------------------------------------------------------------------


Balances January 1, 1996         37,487,390     $1,874,370    $23,529,022      ($38,500)  ($25,157,429)    ($45,000)      $162,463

Net loss for the three months
  ended March 31, 1996                    0              0              0             0       (689,182)           0       (689,182)

Common stock issued for
  services and compensation       9,886,014        494,301        617,757             0              0       20,000      1,132,058

Common stock sold                         0              0              0             0              0            0              0

Common stock issued for
  loan origination                        0              0              0             0              0            0              0

Common stock to pay notes            66,667          3,333          6,667             0              0            0         10,000
                               ------------   ------------   ------------   ------------  -------------  -----------  ------------


BALANCES, MARCH 31, 1996         47,440,071     $2,372,004    $24,153,446      ($38,500)  ($25,846,611)    ($25,000)      $615,339
                               ------------   ------------   ------------   ------------  -------------  -----------  ------------
                               ------------   ------------   ------------   ------------  -------------  -----------  ------------


                            MPTV, INC. AND  SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

  NOTE 1 - BASIS OF PRESENTATION

     In the opinion of the Company's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months March 31, 1996 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1996. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 for additional information.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $25,846,611 since its incorporation. The Company is in default on certain of its secured notes payable which must be refinanced by July 31, 1996; in the event the Company does not refinance certain of its senior notes payable, it will be subject to foreclosure proceedings on its Lake Tropicana Apartments currently held for development as timeshare units. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and state securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary
for the Company to continue operations for the foreseeable future.   These
factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to refinance the Lake Tropicana Apartment's debt and obtain redevelopment and improvement funding necessary to enable the Company to prepare the Lake Tropicana property for the marketing and sale of timeshare units. The Company has entered into a firm underwriting agreement with J.E. Liss and Company, Inc. to provide a private placement of 12% senior secured notes of $6,800,000, with an additional $3,200,000 which may

                            MPTV, INC. AND  SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


be available, on a best efforts basis, for working and development capital. Furthermore, the Company has negotiated a substantial reduction in the amount required to satisfy the second trust deed note payable should the funds from the debt issuance be received and applied to the first and second trust deed notes payable on or before July 31, 1996. There are no assurances that management will be successful in achieving its plans. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - ACQUISITION OF MINORITY INTEREST IN JOINT VENTURE

     On February 24, 1994, MPTV acquired the 45% minority interest in the venture from Pacific D.N.S. ("Pacific") for an aggregate purchase price of $3,737,291 consisting of an 8% promissory note for $1,868,645.50, collateralized by a Deed of Trust on Lake Tropicana and guaranteed by MPTV and 400,000 shares of the Company's common stock valued at $1,868,645.50 (see below). MPTV agreed to register said shares under the Securities Act of 1933, as amended, no later than October 31, 1994. If these shares were not registered by that date, Pacific had the right to cancel the transaction, and return the shares for Pacific's Joint Venture interest purchased by MPTV. In the event that the proceeds to Pacific from the sale of the shares were less than $1,868,545.50, MPTV agreed to issue to Pacific, and register pursuant to the Securities Act of 1933, that number of additional shares which, if registered and sold, would yield proceeds, together with those received from the sale of the original shares, equal to $1,868,645.50. Accordingly, the value of the 400,000 common shares was based on the guaranteed value referred to above upon registration and sale of such securities.

     On March 22, 1995, the Company agreed to purchase the 400,000 common shares from Pacific for $1,868,645. The Company's purchase consideration will be a non-interest bearing note with a maturity date of August 1, 1998, with a principal reduction requirement of $205 for each timeshare interval sold. The purchase of the shares is contingent upon terms and conditions, one of which is the consummation of the refinancing. As a result, the shares of common stock are reflected as outstanding and the purchase obligation has not been accrued in the accompanying condensed consolidated balance sheet.

NOTE  3 - FINANCING COMMITMENT

     The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Company, Inc. for a private placement of 12% senior secured notes in the aggregate principal amount of $6,800,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). Proceeds from the private placement will be used to refinance

                            MPTV, INC. AND  SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


a portion of the Lake Tropicana debt and for working and development capital. The Company has also negotiated a substantial reduction in the amount required to satisfy the note secured by a second trust deed in Lake Tropicana, should the funds be received from the private debt placement and applied to the notes secured by the first and second deeds of trust by July 31, 1996. There can be no assurance that any funds will be raised from the private debt placement.

      On November 10, 1995, the Company entered into a partnership agreement with Robert V. Jones Corp., a Nevada corporation ("RJC"), to aid in obtaining a loan from a financial institution for the refinancing and renovation of Lake Tropicana. The partnership agreement is subject to certain terms and conditions, one of which is the consummation of the refinancing (see above). Upon consummation, RJC, acting as the limited partner, is to contribute $1,000,000 to the partnership, representing a 20% interest in the partnership. The Company, acting as the general partner, is to contribute all of its rights, title and interest in, and to, the Lake Tropicana Apartments and all of its rights, title and interest in, and to, any development plans and documents, as defined. Such investment by the Company will represent an 80% interest in the partnership. Profits and losses of the partnership are generally allocated in accordance with ownership interest, subject to certain priorities and allocations, as defined. As of March 31, 1996, the conditions precedent to completion of the partnership agreement have not occurred, and there can be no assurance that the partnership will be formed or that the parties will consummate the transactions contemplated by the partnership agreement.

NOTE  4 - STOCKHOLDERS' EQUITY

     During the three months ended March 31, 1996, the Company issued 66,667 shares of its common stock in satisfaction of a note payable for $10,000.

     From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the three months ended March 31, 1996, the Company issued 9,855,014 shares for consideration valued at an average of $0.125 per share, with an aggregate value of $1,112,058. The fair value was determined by management based on the closing price of the Company's common stock as quoted by NASDAQ, less a discount for transferability restrictions.

                            MPTV, INC. AND  SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE  5 - RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 1996 the Company paid an officer $75,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $45,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995

     At March 31, 1996, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1996. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this
Item 2 under "Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

     Expenses in excess of revenues of incidental operations decreased from $18,024 during the first three months in 1995 to a positive $3,485 during the first three months in 1996. During the three months ended March 31, 1996, the Company significantly reduced certain expenses of CRE/Continental Resort Services, consisting primarily of the operation of the Lake Tropicana Apartments. The expenses reduced included advertising, certain salaries, commissions and professional and consulting fees, which had been incurred in the first quarter of 1995.

     The Company's general, administrative and consulting expenses in the three months ended March 31, 1996 equalled $394,908, remaining substantially equal to such expenses of $394,106 for the comparable period in 1995.

     MPTV also incurred interest expense of $297,759 in the first quarter of 1996 as compared to $2,186 in the first quarter of 1995. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. During the periods ended March 31, 1996 and 1995, the capitalized interest totaling approximately $240,000 and $104,894, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements at March 31, 1996 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded assets amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court (FLS). The

Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages (FLS). Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility, and management currently anticipates completion of this phase in August 1996, subject to obtaining the required financing (see below), (FLS). Phases two and three include the renovation of approximately one-half of the 176 timeshare units. Architects retained by the Company are currently preparing plans for the purpose of soliciting fixed bids for remaining phases of the renovations.

     Funds for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of common stock to vendors and the incurrence of unsecured debt. The Company has received a commitment to refinance the existing notes secured by first and second deeds of trust on the project (see below), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors, Ltd.) plus cash flow from operations, to fund the remainder of the renovations (FLS). However, there can be no assurance the Company will receive financing adequate to complete
renovations.   In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold.

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

     On November 10, 1995, the Company entered into a partnership agreement with Robert V. Jones Corp., a Nevada corporation ("RJC"), to aid in obtaining a loan from a financial institution for the refinancing and renovation of lake Tropicana. The partnership agreement is subject to certain terms and conditions, one of which is the consummation of the refinancing. Upon consummation, RJC, acting as the limited partner, is to contribute $1,000,000 to the partnership, representing a 20% interest in the partnership. The Company, acting as the general partner, is to contribute all of its rights, title and interest in, and to, the Lake Tropicana Apartments and all of its rights, title and interest in, and to, any development plans and documents, as defined. Such investment by the Company will represent an 80% interest in the partnership. Profits and losses of the partnership are generally allocated in accordance with ownership interest, subject to certain priorities and allocations, as defined. As of March 31, 1996, the conditions precedent to the completion of the partnership agreement had not yet occurred, and there can be no assurance that the partnership will be formed or that the parties will consummate the transactions contemplated by the partnership agreement.

     Shares of the Company's freely tradable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial liquidity. Management intends to file the necessary registrations statements subsequent to the filing of this Quarterly Report on Form 10-QSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

On April 19, 1996 the Nasdaq Stock Market, Inc., ("Nasdaq"), which manages the Nasdaq SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. Nasdaq gave the Company until May 20,1996 to file such Annual Report and to submit a plant detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed such Annual Report, and has submitted a plan to Nasdaq that includes a one-for-10 reverse stock split or the infusion of capital through a financial transaction, Nasdaq has requested that additional documentation be provided. The Company has been informed that it will be subject to delisting from the Exchange should the plan, upon its receipt by Nasdaq, be rejected.

     Subsequent to March 31, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these subsequent issuances of its Common Stock may have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. Management intends to request approval from its stockholder at the next annual meeting of stockholder to increase the number of shares authorized to 100,000,000.

     During the three months ended March 31, 1996, the Company had a net negative cash flow of $219,005. This net negative cash flow was comprised of positive cash flow of $460,456 from financing activities offset by negative cash flows of $105,000 from investing activities and $574,461 from operating activities. Such financing activities consisted primarily of proceeds from the issuance of notes payable.

FORWARD LOOKING STATEMENTS

     The forward looking statements contained in the Quarterly Report on Form 10-QSB , including those contained in Item 2 - "Management's Discussion and Analysis or Plan of Operation", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

     Few of the forward looking statements in this Quarterly Report on Form 10-QSB deal with matters that are within the unilateral control of the Company. A significant factor that may affect the actual results of the Company is the Company's's need for additional liquidity, which in turn will depend on the ability to obtain additional financing. The availability of equity and debt financing to the Company is affected by, among other things, domestic and world economic conditions and the competition for funds as well as the Company's perceived ability to service such obligations should such financing be consummated. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its prospects and comparisons with alternative investment opportunities. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all.

     Shares of the Company's freely tradeable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Management intends to file the necessary registration statements subsequent to the filing of this Quarterly Report on Form 10-QSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuance, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

     On April 19, 1996 the Nasdaq Stock Market, Inc. ("Nasdaq"), which manages the Nasdaq SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed it Annual Report on Form 10-KSB within the required time frame.
Nasdaq gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed such Annual Report, and has submitted a plan to Nasdaq that included a one-for-10 reverse stock split or the infusion of capital through a financial transaction. Nasdaq has requested that additional documentation be provided. The Company has been informed that it will be subject to delisting from the Exchange should the plan, upon its receipt by Nasdaq, be rejected.

     Subsequent to March 31, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these subsequent that these subsequent issuances of its Common Stock may have caused the total number of issued and outstanding shares to exceed 50,000,000 shares currently authorized in its Articles of Incorporation. Management intends to request approval from its stockholders at the next annual meeting of stockholders to increase the number of shares authorized to 100,000,000.

     The Company's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of the Company's competitors have greater financial resources than the Company.

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

     The parties have entered into a settlement agreement to be effective beginning March 1, 1995 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway will receive the sum of $600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1,1996; $15,000
on June 1, 1996; $35,000 on July 1, 1996; and $35,000 on August 1, 1996.  From
August 1, 1996 to August 1, 1999, Gannaway will receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in the amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest. The entire balance will be due and payable on or before August 1, 1999. the Settlement Agreement also provides that MPTV will transfer its video productions assets in Florida and the Club Carib weeks to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases will be exchanged by all parties with respect to all claims and counterclaims. Gannaway has started the operations in Florida as of March 1, 1996.

     On January 8, 1996, the Circuit Court of the Ninth Judicial District in Orange County, Florida, entered a final judgment in the amount of $282,433.36 against the Company in the matter known as Neely v. MPTV, Inc., Successor to United Shoppers of America, Inc. (Case No. CI 93-7554). The case was filed in December 1993 by a former consultant to the Company's predecessor, and contained claims for breach of contract and recovery of unpaid wages.
The Company is appealing the judgment.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

     (a)  Not Applicable

     (b)  Not Applicable

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     May 23, 1996        REGISTRANT:

                              MPTV, Inc.


                              By: /s/ James C. Vellema
                                 -------------------------------------------
                                 James C. Vellema
                                 Chairman
                                 (Principal Financial and Accounting Officer



Date:     May 23, 1996        By: /s/ Hurley C. Reed
                                 -------------------------------------------
                                 Hurley C. Reed
                                 President