Form 10QSB/A
period 1996-03-31
MPTV INC
filed 1996-07-03
CIK 808715

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB

_X_ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1996


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MPTV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                           MARCH 31     DECEMBER 31
              ASSETS                         1996          1995
              ------                      -----------   -----------
Property held for timeshare development   $16,500,881   $16,170,614
Cash                                            4,791       223,796
Construction deposits                         325,000       220,000
Land held for sale                            360,000       360,000
Other assets                                  273,503       112,503
Deferred financing costs                       63,140       252,562
                                          -----------   -----------
                                          $17,527,315   $17,339,475
                                          -----------   -----------
                                          -----------   -----------

  LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed note payable     $11,798,817   $11,818,361
Accounts payable and accrued expenses         294,890       470,864
Notes payable                               2,054,000     1,584,000
Accrued interest                            1,990,135     1,923,653
Other accrued liabilities                   1,156,945     1,156,945
Due to related parties                        223,189       223,189
                                          -----------   -----------
                                           17,517,976    17,177,012
                                          -----------   -----------

Common stock - par value $.05 per share;
  authorized 50,000,000; issued 47,440,071
  and 37,487,390                            2,372,004     1,874,370
Additional paid-in capital                 24,153,446    23,529,022
Accumulated deficit                       (26,452,611)  (25,157,429)
Services to be rendered                       (38,500)      (38,500)
Stock subscriptions receivable                (25,000)      (45,000)
                                          -----------   -----------
   Total Shareholders' equity                   9,339       162,463
                                          -----------   -----------
                                          $17,527,315   $17,339,475
                                          -----------   -----------
                                          -----------   -----------

                           MPTV, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS



                                        OCT. 22, 1992
                                       (INCORPORATION)
                                              TO          THREE MONTHS ENDED
                                        MAR. 31, 1996         MARCH 31
                                        -------------- ------------------------
                                                          1996         1995
                                                       -----------  -----------
Revenue
   Other                                 $    112,103  $         0  $    20,841
                                         ------------  -----------  -----------



Expenses
  Excess of expenses over revenues
    from incidental operations                468,894       (3,485)      18,024
  General, administrative and consulting    9,831,525    1,000,908      394,108
  Interest                                  1,873,409      297,759        2,186
  Commitment fee for timeshare financing      750,000            0            0
  Provision for litigation settlements        628,863            0            0
  Reorganization items                         14,596            0            0
  Provision for write-off                  13,346,879            0            0
                                         ------------  -----------  -----------
                                           26,914,166    1,295,182      414,316
                                         ------------  -----------  -----------
Net loss before minority interest         (26,802,063)  (1,295,182)    (393,475)

Minority interest in loss of
    consolidated subsidiary                   349,452            0            0
                                         ------------  -----------  -----------
Net loss                                 ($26,452,611) ($1,295,182) ($  393,475)
                                         ------------  -----------  -----------
                                         ------------  -----------  -----------
Net loss per share                             ($1.94)      ($0.03)      ($0.03)
                                         ------------  -----------  -----------
                                         ------------  -----------  -----------
Weighted average number of shares
    outstanding                            13,619,498   41,170,552   14,894,357
                                         ------------  -----------  -----------
                                         ------------  -----------  -----------

                           MPTV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                          OCT. 22, 1992
                                         (INCORPORATION)
                                                TO          THREE MONTHS ENDED
                                          MAR. 31, 1996         MARCH 31
                                           -------------- ---------------------
                                                            1996       1995
                                                         -----------  ---------
Cash Flows From Operating Activities:
Net loss                                   ($26,452,611) ($1,295,182) ($393,475)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Issuance of common stock for services       4,585,882    1,085,888    150,000
  Depreciation and amortization               1,456,794      253,922     58,699
  Minority interest                            (349,452)           0          0
  Provision for loss on land held for sale      130,668            0          0
  Notes payable issued for services              82,500            0          0
  Common stock issued for loan fees             844,800            0          0
  Provisions for write-offs of intangibles   13,346,879            0          0
  Changes in assets and liabilities            (977,754)    (619,089)    85,090
                                           ------------  -----------  ---------
  Net Cash Used in Operating Activities      (7,332,294)    (574,461)   (99,686)
                                           ------------  -----------  ---------

Cash Flows From Investing Activities:
Construction Deposits                         ($325,000)   ($105,000) $       0
Other assets                                     67,105            0   (184,330)
Pre-acquisition costs paid in connection
  with purchase of real estate                  (35,365)           0          0
Purchase of furniture and equipment             (87,103)           0          0
Cash received in connection with MPTV
  merger                                         70,112            0          0
                                           ------------  -----------  ---------
Net Cash Used in Investing Activities          (310,251)    (105,000)  (184,330)
                                           ------------  -----------  ---------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable       2,442,503      460,000          0
Proceeds from sale of common stock            3,985,879            0    298,957
Proceeds from collection of subscription
  receivables                                    20,000       20,000          0
Advances from MPTV prior to merger              589,360            0          0
Principal repayments on notes payable          (149,158)     (19,544)         0
Net advances from (to) affiliates, net          (47,736)           0          0
Capital contribution received by joint
  venture                                       806,488            0          0
                                           ------------  -----------  ---------
Net Cash Provided by Financing Activites      7,647,336      460,456    298,957
                                           ------------  -----------  ---------

Net Increase (Decrease) in Cash                   4,791     (219,005)    14,941
Cash, beginning of period                             0      223,796     14,243
                                           ------------  -----------  ---------
Cash, end of period                        $      4,791  $     4,791  $  29,184
                                           ------------  -----------  ---------
                                           ------------  -----------  ---------

Supplemental Disclosure of Cash Flow
  Information:

Cash paid for
  Interest                                 $  1,561,067  $   198,277  $ 242,186
                                           ------------  -----------  ---------
                                           ------------  -----------  ---------
  Taxes                                    $      1,600  $         0  $       0
                                           ------------  -----------  ---------
                                           ------------  -----------  ---------


See note 3 for supplemental disclosure of non-cash investing and financing activities.

                           MPTV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                    NUMBER                  ADDITIONAL    SERVICES                    STOCK        TOTAL
                                      OF         COMMON       PAID-IN       TO BE      ACCUMULATED SUBSCRIPTION STOCKHOLDERS'
                                    SHARES        STOCK       CAPITAL     RENDERED       DEFICIT    RECEIVABLE    EQUITY
                                  ----------   ----------   -----------   --------    ------------   --------   -----------
Balances January 1, 1996          37,487,390   $1,874,370   $23,529,022   ($38,500)   ($25,157,429)  ($45,000)  $   162,463

Net loss for the three months
  ended March 31, 1996                     0            0             0          0      (1,295,182)         0    (1,295,182)

Common stock issued for
  services and compensation        9,886,014      494,301       617,757          0               0     20,000     1,132,058

Common stock sold                          0            0             0          0               0          0             0

Common stock issued for
  loan origination                         0            0             0          0               0          0             0

Common stock to pay notes             66,667        3,333         6,667          0               0          0        10,000
                                  ----------   ----------   -----------   --------    ------------   --------   -----------
BALANCES, MARCH 31, 1996          47,440,071   $2,372,004   $24,153,446   ($38,500)   ($26,452,611)  ($25,000)  $     9,339
                                  ----------   ----------   -----------   --------    ------------   --------   -----------
                                  ----------   ----------   -----------   --------    ------------   --------   -----------

                           MPTV, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1996. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 for additional information.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $26,452,611 since its incorporation. The Company is in default on certain of its secured notes payable which must be refinanced by July 31, 1996. In the event the Company does not refinance certain of its secured notes payable, it will be subject to foreclosure proceedings on its Lake Tropicana Apartments currently held for development as timeshare units. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and state securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary
for the Company to continue operations for the foreseeable future.   These
factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to refinance the Lake Tropicana Apartment debt and obtain redevelopment and improvement funding necessary to enable the Company to prepare the Lake Tropicana property for the marketing and sale of timeshare units. The Company has entered into a firm underwriting agreement with J.E. Liss and Company, Inc. (see Note 3) to provide a private placement of 12% senior secured notes in the aggregate amount of $6,800,000, with an additional $3,200,000 which may be available, on a best efforts basis, for working and

                           MPTV, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


development capital. Furthermore, the Company has negotiated a substantial reduction in the amount required to satisfy the second trust deed note payable should the funds from the debt issuance be received and applied to the first and second trust deed notes payable on or before July 31, 1996. There are no assurances that management will be successful in achieving its plans. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

     During the three months ended March 31, 1996, the Company incurred costs amounting to $414,267, of which $56,387 was paid in cash, $154,072 in capitalized interest, and $203,808 in common stock, related to its development of the Lake Tropicana Apartments.

NOTE  3 - FINANCING COMMITMENT

     PROPOSED FINANCINGS

     The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Company, Inc. for a private placement of 12% senior secured notes in the aggregate principal amount of $6,800,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). Proceeds from the private placement will be used to refinance a portion of the Lake Tropicana debt and for working and development capital. The Company has also negotiated a substantial reduction in the amount required to satisfy the note secured by a second trust deed in Lake Tropicana, should the funds be received from the private debt placement and applied to the notes secured by the first and second deeds of trust by July 31, 1996. Through May 20, 1996, the Company has not consummated this transaction. There can be no assurance that any funds will be raised from this private debt placement.

     During the three months ended March 31, 1996, the Company issued various notes aggregating $460,000, with interest at 10% per annum, and due on demand and on various dates in 1996. The Company used such notes to fund capital improvements to the Lake Tropicana Apartments and provide working capital for operations.


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

     Subsequent to March 31, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these subsequent issuances of its Common Stock have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. Management intends to request approval from its stockholder at the next annual meeting of stockholders to increase the number of shares authorized to 100,000,000.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 began January 1, 1996.

     The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

     On April 19, 1996, The NASDAQ Stock Market ("NASDAQ"), which manages The NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed the Form 10-KSB on May 20, 1996, and submitted a plan to NASDAQ that includes a one-for-10 reverse stock split or the infusion of capital through a financial transaction. NASDAQ has requested that additional documentation be provided. The Company has been informed that its Common Stock will be subject to delisting from the Exchange should the plan, upon its receipt by NASDAQ, be rejected.

                           MPTV, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE  5 - RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 1996, the Company paid an officer $75,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $45,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995

          At March 31, 1996, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1996. [The preceding sentence contains a forward looking statement (hereinafter defined as " FLS "). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this
Item 2 under "Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

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

          The Company's general, administrative and consulting expenses in the three months ended March 31, 1996 equalled $1,000,908, a substantial increase from $394,106 for the comparable period in 1995, due to a significant increase in consulting fees and commissions.

          MPTV also incurred interest expense of $297,759 in the first quarter of 1996 as compared to $2,186 in the first quarter of 1995. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. In January 1996, the Company resumed its redevelopment activities, and accordingly, resumed capitalizing interest during the first quarter of 1996. During the periods ended March 31, 1996 and 1995, the capitalized interest totalled approximately $154,072 and $104,894, respectively.

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

          On November 10, 1995, the Company entered into a partnership agreement with Robert V. Jones Corp., a Nevada corporation (" RJC "), to aid in obtaining a loan from a financial institution for the refinancing and renovation of lake Tropicana. The partnership agreement is subject to certain terms and conditions, one of which is the consummation of the refinancing. Upon consummation, RJC, acting as the limited partner, is to contribute $1,000,000 to the partnership, representing a 20% interest in the partnership. The Company, acting as the general partner, is to contribute all of its rights, title and interest in, and to, the Lake Tropicana Apartments and all of its rights, title and interest in, and to, any development plans and documents, as defined. Such investment by the Company will represent an 80% interest in the partnership. Profits and losses of the partnership are generally allocated in accordance with ownership interest, subject to certain priorities and allocations, as defined. As of March 31, 1996, the conditions precedent to the completion of the partnership agreement had not yet occurred, and there can be no assurance that the partnership will be formed or that the parties will consummate the transactions contemplated by the partnership agreement.

          Shares of the Company's freely tradable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined and could have a material adverse impact on the Company's financial liquidity. Management intends to file the necessary registrations statements subsequent to the filing of this Quarterly Report on Form 10-QSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

          On April 19, 1996, The NASDAQ Stock Market, Inc., ("NASDAQ"), which manages the NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed such Annual Report, and has submitted a plan to NASDAQ that includes a one-for-10 reverse stock split or the infusion of capital through a financial transaction, NASDAQ has requested that additional documentation be provided. The Company has been informed that its Common Stock will be subject to delisting from the Exchange should the plan, up on its receipt by NASDAQ, be rejected.

          Since March 31, 1996, the Registrant has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these issuances of its Common Stock have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. The Registrant's Board of Directors has approved, and management is requesting approval from its stockholders at the next annual meeting of stockholders (scheduled for July
1996) to effect, a one-for-10 reverse stock split and increase the number of shares authorized to 100,000,000.

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

FORWARD LOOKING STATEMENTS

          The forward looking statements contained in this Quarterly Report on Form 10-QSB , including those contained in Item 2 - "Management's Discussion and Analysis or Plan of Operation", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

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

          On April 19, 1996, The Nasdaq Stock Market, Inc. (" Nasdaq "), which manages the Nasdaq SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed it Annual Report on Form 10-KSB within the required time frame.
Nasdaq gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed such Annual Report, and has submitted a plan to Nasdaq that included a one-for-10 reverse stock split or
the infusion of capital through a financial transaction.   Nasdaq  has requested
that additional documentation be provided. The Company has been informed that it will be subject to delisting from the Exchange should the plan, upon its receipt by Nasdaq, be rejected.

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

          On January 8, 1996, the Circuit Court of the Ninth Judicial District in Orange County, Florida, entered a final judgment in the amount of $282,433.36 against the Company in the matter known as Neely v. MPTV, Inc., Successor to United Shoppers of America, Inc. (Case No. CI 93-7554). The case was filed in December, 1993 by a former consultant to the Company's predecessor, and contained claims for breach of contract and recovery of unpaid wages. The Company is appealing the judgment.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

          (a)  Not Applicable

          (b)  Not Applicable

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     July 1, 1996             REGISTRANT:

                                   MPTV, Inc.


                                   By: /s/ James C. Vellema
                                      -------------------------------------
                                      James C. Vellema
                                      Chairman
                                      Principal Financial and Accounting Officer



Date:     July 1, 1996             By: /s/ Hurley C. Reed
                                      -------------------------------------
                                      Hurley C. Reed
                                      President