Form 10QSB
period 1996-06-30
MPTV INC
filed 1996-07-11
CIK 808715

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB

  X  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
- ---- of 1934
     For the quarterly period ended June 30, 1996


     Transition report under Section 13 or 15(d) of the Securities Exchange Act
- ---- of 1934
     For the transition period from _________ to ________

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

     As of June 30, 1996, 76,685,245 shares of Common Stock, $0.05 par value per share, were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MPTV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995




                                                               JUNE 30        DECEMBER 31,
          ASSETS                                                 1996             1995
                                                           -----------        ------------

Property held for timeshare development                    $16,420,361         $16,170,614
Cash                                                           255,509             223,796
Construction deposits                                          385,000             220,000
Land held for sale                                             360,000             360,000
Other assets/prepaid expenses                                1,341,267             112,503
Deferred financing costs                                             0             252,562
                                                           -----------         -----------
                                                           $18,762,137         $17,339,475
                                                           -----------         -----------
                                                           -----------         -----------


          LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed and secured
  notes payable                                            $10,899,933         $11,818,361
Accounts payable and accrued expenses                          322,001             470,864
Notes payable                                                3,107,333           1,584,000
Accrued interest                                             1,767,735           1,923,653
Other accrued liabilities                                    1,111,945           1,156,945
Due to related parties                                         234,939             223,189
                                                           -----------         -----------

                                                            17,443,886          17,177,012
                                                           -----------         -----------


Common stock - par value $.05 per share;
  authorized 100,000,000; issued 76,685,245
  and 37,487,390                                             3,834,262           1,874,370
Additional paid-in capital                                  23,774,872          23,529,022
Accumulated deficit                                        (26,227,383)        (25,157,429)
Services to be rendered                                        (38,500)            (38,500)
Stock subscriptions receivable                                 (25,000)            (45,000)
                                                           -----------         -----------

  Total shareholders' equity                                 1,318,251             162,463
                                                           -----------         -----------

                                                           $18,762,137         $17,339,475
                                                           -----------         -----------
                                                           -----------         -----------

                           MPTV, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS


                                                         OCT. 22, 1992
                                                        (Incorporation)
                                                              TO                  SIX MONTHS ENDED              THREE MONTHS ENDED
                                                         JUNE 30, 1996                 JUNE 30                        JUNE 30
                                                         -------------     -------------------------    --------------------------
                                                                                 1996           1995           1996           1995
                                                                           ----------     ----------    -----------     ----------
Revenue
  Other                                                       $112,103             $0        $45,756             $0        $25,415
                                                           -----------     ----------     ----------    -----------     ----------



Expenses
  Excess of expenses over revenues
     from incidental operations                                502,266         29,887         28,848          3,372         10,824
  General and administrative                                10,480,301      1,649,684      2,078,973        648,776      1,684,867
  Interest                                                   2,166,033        590,383          5,132        292,624          2,946
  Commitment fee for timeshare financing                       750,000              0              0              0              0
  Provision for litigation settlements                         628,863              0              0              0              0
  Reorganization items                                          14,596              0              0              0              0
  Provisions for write-off                                  13,346,879              0              0              0              0
                                                           -----------     ----------     ----------    -----------     ----------

                                                            27,888,938      2,269,954      2,112,953        944,772      1,698,637
                                                           -----------     ----------     ----------    -----------     ----------


Net loss before minority interest and extraordinary item   (27,776,835)    (2,269,954)    (2,067,197)      (974,772)    (1,673,222)
Minority interest in loss of consolidated subsidiary           349,452              0              0              0              0
Extraordinary item - forgiveness of debt                     1,200,000      1,200,000              0      1,200,000              0
                                                           -----------     ----------     ----------    -----------     ----------

Net income/loss                                           ($26,227,383)   ($1,069,954)   ($2,067,197)      $225,228    ($1,673,222)
                                                           -----------     ----------     ----------    -----------     ----------
                                                           -----------     ----------     ----------    -----------     ----------

Net income/loss per share                                       ($1.55)        ($0.02)        ($0.11)         $0.01         ($0.09)
                                                           -----------     ----------     ----------    -----------     ----------
                                                           -----------     ----------     ----------    -----------     ----------


Weighted average number of shares outstanding               16,953,232     51,842,410     18,042,011     62,514,267     18,958,177
                                                           -----------     ----------     ----------    -----------     ----------
                                                           -----------     ----------     ----------    -----------     ----------

                           MPTV, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW


                                                         OCT. 22, 1992
                                                        (Incorporation)
                                                               TO                       SIX MONTHS ENDED
                                                         JUNE 30, 1996                      June 30
                                                         -------------          ------------------------------
                                                                                    1996                1995
                                                                                ----------          ----------
Cash Flows From Operating Activities:
Net loss                                                  ($26,227,383)        ($1,069,954)        ($2,067,197)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Extraordinary item - cancellation of debt                 (1,200,000)         (1,200,000)                  0
  Issuance of common stock for services                      5,604,051           2,104,057           1,072,397
  Depreciation and amortization                              1,610,934             408,062             117,398
  Minority interest                                           (349,452)                  0                   0
  Provision for loss on land held for sale                     130,668                   0                   0
  Notes payable issued for services                             82,500                   0                   0
  Common stock issued for loan fees                            844,800                   0                   0
  Provisions for write-offs of intangibles                  13,346,879                   0                   0
  Changes in assets and liabilities                         (1,936,417)         (1,577,752)            219,300
                                                           -----------         -----------         -----------

Net Cash Used in Operating Activities                       (8,093,420)         (1,335,587)           (658,102)
                                                           -----------         -----------         -----------


Cash Flows From Investing Activities:
Construction deposits                                        ($385,000)          ($165,000)                 $0
Other assets                                                    67,105                   0            (405,409)
Pre-acquisition costs paid in connection
  with purchase of real estate                                 (35,365)                  0                   0
Purchase of furniture and equipment                            (87,103)                  0                   0
Cash received in connection with MPTV
  merger                                                        70,112                   0                   0
                                                           -----------         -----------         -----------

Net Cash Used in Investing Activities                        ($370,251)          ($165,000)          ($405,409)
                                                           -----------         -----------         -----------


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable                     $3,454,503          $1,472,000            $176,807
Proceeds from sale of common stock                           4,060,564              74,685           1,011,664
Proceeds from collection of subscription
  receivables                                                   20,000              20,000                   0
Advances from MPTV prior to merger                             589,360                   0                   0
Principal repayments on notes payable                         (163,999)            (34,385)            (48,464)
Net advances from (to) affiliates, net                         (47,736)                  0                   0
Capital contribution received by
  joint venture                                                806,488                   0                   0
                                                           -----------         -----------         -----------


Net Cash Provided by Financing Activities                   $8,719,180          $1,532,300          $1,140,007
                                                           -----------         -----------         -----------


Net Increase (Decrease) in Cash                               $255,509             $31,713             $76,496
Cash, beginning of period                                            0             223,796              14,243
                                                           -----------         -----------         -----------
Cash, end of period                                           $255,509            $255,509             $90,739
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------


Supplemental Disclosure of Cash Flow
  Information:

Cash paid for:

  Interest                                                  $1,786,800            $424,010            $408,967
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------
  Taxes                                                         $1,600                  $0                  $0
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------

See note 3 for supplemental disclosure of non-cash investing and financing activities.

                           MPTV, Inc. and SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996




                                  Number                    Additional       Services                     Stock           Total
                                    of         Common        Paid-In           to be     Accumulated   Subscription   Stockholders'
                                  Shares        Stock        Capital         Rendered      Deficit      Receivable        Equity
                              ----------     ----------    -----------     ----------    -----------     ----------     ----------

Balances, January 1, 1996     37,487,390     $1,874,370    $23,529,022       ($38,500)  ($25,157,429)      ($45,000)      $162,463

Net loss for the six months
  ended June 30, 1996                  0              0              0              0     (1,069,954)             0     (1,069,954)

Common stock issued for
  services and compensation   37,831,188      1,891,559        212,498              0              0         20,000      2,124,057

Common stock sold              1,200,000         60,000         14,685              0              0              0         74,685

Common stock to pay notes        166,667          8,333         18,667              0              0              0         27,000
                              ----------     ----------    -----------     ----------    -----------     ----------     ----------

Balances, June 30, 1996       76,685,245     $3,834,262    $23,774,872       ($38,500)  ($26,227,383)      ($25,000)    $1,318,251
                              ----------     ----------    -----------     ----------    -----------     ----------     ----------
                              ----------     ----------    -----------     ----------    -----------     ----------     ----------

                            MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1 - BASIS OF PRESENTATION

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1996. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 for additional information.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $26,227,383 since its incorporation. The Company is in default on certain of its secured notes payable which must be refinanced by July 31, 1996. In the event the Company does not refinance certain of its secured notes payable, it will be subject to foreclosure proceedings on its Lake Tropicana Apartments currently held for development as timeshare units. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and state securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary
for the Company to continue operations for the foreseeable future.   These
factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to refinance the Lake Tropicana Apartment debt and obtain redevelopment and improvement funding necessary to enable the Company to prepare the Lake Tropicana property for the marketing and sale of timeshare units. The Company has entered into a firm underwriting agreement with J.E. Liss and Company, Inc. (see Note 3) to provide a private placement of 12% senior secured notes in the aggregate amount of $6,800,000, with an additional $3,200,000 which may be available, on a best efforts basis, for working and development capital. Furthermore, the Company has negotiated a substantial reduction in the amount required to satisfy the second trust deed note payable should the funds from the debt issuance be received and applied to the first and second trust deed notes payable on or before July 31, 1996. There are no assurances that management will be successful in achieving its plans. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

     During the six months ended June 30, 1996, the Company incurred costs amounting to $417,747, of which $59,867 was paid in cash, $154,072 in capitalized interest, and $203,808 in common stock, related to its development of the Lake Tropicana Apartments.

NOTE  3 - FINANCING ARRANGEMENTS

     PROPOSED FINANCINGS

     The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Company, Inc. for a private placement of 12% senior secured notes in the aggregate principal amount of $6,800,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). Proceeds from the private placement will be used to refinance a portion of the Lake Tropicana debt and for working and development capital. The Company has also negotiated a substantial reduction in the amount required to satisfy the note secured by a second trust deed in Lake Tropicana, should the funds be received from the private debt placement and applied to the notes secured by the first and second deeds of trust by July 31, 1996. There can be no assurance that any funds will be raised from this private debt placement. On June 30, 1996 the Company negotiated a reduction of the amount required to satisfy the note secured by a second trust deed in Lake Tropicana. The reduction, totalling $1,200,000, and presented as an extraordinary item in the financial statements, consists of $315,957 of accrued interest and $884,043 in principal. This reduction was granted in exchange for a warrant to purchase 5,000,000 shares of the Company's Common Stock at $0.015625 per share.

     OUTSTANDING OBLIGATIONS

     During the six months ended June 30, 1996, the Company issued various notes aggregating $1,472,000, with interest at 10% per annum. Certain of the notes due on demand, with the remainder due and payable on various dates in 1996 and 1997. The Company used such notes to fund capital improvements to the Lake Tropicana Apartments and provide working capital for operations.

     DEBT FORGIVENESS

     On June 30, 1996 the Company negotiated a reduction of the amount required to satisfy the note secured by a second trust deed in Lake Tropicana. The reduction, totalling $1,200,000, and presented as an extraordinary item in the financial statements, consists of $315,957 of accrued interest and $884,043 in principal. This reduction was granted in exchange for a warrant to purchase 5,000,000 shares of the Company's Common Stock at $0.015625 per share. Due in part to this debt reduction, the Company had a net loss of $1,069,954 for the six months ended June 30, 1996 compared to a net loss of $2,067,197 for the comparable period in 1995. Net loss per share was $0.02 for the six months ended June 30, 1996 compared to $0.11 per share for the six months ended June 30, 1995, due primarily to a significant increase in the weighted average number of shares outstanding.

NOTE  4 - STOCKHOLDERS' EQUITY

     During the six months ended June 30, 1996, the Company issued 166,667 shares of its Common Stock in satisfaction of a note payable for $27,000.

     From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the six months ended June 30, 1996, the Company issued 37,831,188 shares for consideration valued at an average of $0.078 per share, with an aggregate value of $2,104,057. The fair value was determined by management based on the closing price of the Company's Common Stock as quoted by NASDAQ, less a discount for transferability restrictions.

     Since March 31, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these issuances of its Common Stock have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. The Company's Board of Directors has approved, and management is requesting approval from its stockholders at the next annual meeting of stockholders (scheduled for July 1996), to effect a one-for-10 reverse stock split and increase the number of shares authorized to 100,000,000. Management believes that such reverse split and increase will be approved by the stockholders. At June 30, 1996, approximately 76,685,245 shares of Common Stock were issued and outstanding.

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

     The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the financial position or results of operations.

     On April 19, 1996, The NASDAQ Stock Market ("NASDAQ"), which manages The NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed the Form 10-KSB on May 20, 1996, and submitted a plan to NASDAQ that included a one-for-10 reverse stock split or the infusion of capital through a financial transaction. On June 12, 1996, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq"), informing the Company that its Common Stock was scheduled to be delisted from The Nasdaq SmallCap Market effective with the close of business on Wednesday, June 26, 1996, for failure to meet certain continuing listing requirements. Although the Company currently satisfies the market float, number of market makers and asset requirements, it does not meet the net worth or share price criteria. The Company has requested that Nasdaq conduct an oral hearing to reconsider the decision to delist the Common Stock; such hearing will be held on Friday, July 12, 1996. Management has been informed that the delisting will be stayed pending the outcome of such hearing. In the event of such delisting, management anticipates that the Company's Common Stock will be listed in the OTC Bulletin Board.


NOTE  5 - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 1996, the Company paid an officer $150,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $90,000. These payments were made pursuant to the terms of the respective officer's employment agreement.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995

     At June 30, 1996, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1996. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this
Item 2 under "Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

     Expenses in excess of revenues of incidental operations increased to $29,887 during the first six months in 1996 from $28,848 during the first six months in 1995. During the six months ended June 30, 1996, the Company significantly reduced certain expenses of CRE/Continental Resort Services, consisting primarily of the operation of the Lake Tropicana Apartments. The expenses reduced included advertising, certain salaries, commissions and professional and consulting fees, which had been incurred in the first half of 1995.

     The Company's general, administrative and consulting expenses in the six months ended June 30, 1996 equalled $1,649,684, a substantial decrease from $2,078,973 for the comparable period in 1995, due to a significant increase in unexpired consulting fee contracts which are included in assets as prepaid expenses.

     On June 30, 1996 the Company negotiated a reduction of the amount required to satisfy the note secured by a second trust deed in Lake Tropicana. The reduction, totalling $1,200,000, and presented as an extraordinary item in the financial statements, consists of $315,957 of accrued interest and $884,043 in principal. This reduction was granted in exchange for a warrant to purchase 5,000,000 shares of the Company's Common Stock at $0.015625 per share. Due in part to this debt reduction, the Company had a net loss of $1,069,954 for the six months ended June 30, 1996 compared to a net loss of $2,067,197 for the comparable period in 1995. Net loss per share was $0.02 for the six months ended June 30, 1996 compared to $0.11 per share for the six months ended June 30, 1995, due primarily to a significant increase in the weighted average number of shares outstanding.

     MPTV also incurred interest expense of $590,383 in the first half of 1996 as compared to $5,132 in the first half of 1995. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995, but active development has subsequently commenced again. During the periods ended June 30, 1996 and 1995, the capitalized interest totalled approximately $242,000 and $240,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements at June 30, 1996 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects
(FLS). The financial statements do not include any adjustments relating to the recoverability of recorded assets amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     On November 10, 1995, the Company entered into a partnership agreement with Robert V. Jones Corp., a Nevada corporation ("RJC"), to aid in obtaining a loan from a financial institution for the refinancing and renovation of lake Tropicana. The partnership agreement is subject to certain terms and conditions, one of which is the consummation of the refinancing. Upon consummation, (RJC), acting as the limited partner, is to contribute $1,000,000 to the partnership, representing a 20% interest in the partnership. The Company, acting as the general partner, is to contribute all of its rights, title and interest in, and to, the Lake Tropicana Apartments and all of its rights, title and interest in, and to, any development plans and documents, as defined. Such investment by the Company will represent an 80% interest in the partnership. Profits and losses of the partnership are generally allocated in accordance with ownership interest, subject to certain priorities and allocations, as defined. As of March 31, 1996, the conditions precedent to the completion of the partnership agreement had not yet occurred, and there can be no assurance that the partnership will be formed or that the parties will consummate the transactions contemplated by the partnership agreement.

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

     On April 19, 1996 the NASDAQ Stock Market, Inc., ("NASDAQ"), which manages the NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20,1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed such Annual Report, and has submitted a plan to NASDAQ that included a one-for-10 reverse stock split or the infusion of capital through a financial transaction. On June 12, 1996, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq"), informing the Company that its Common Stock was scheduled to be delisted from The Nasdaq SmallCap Market effective with the close of business on Wednesday, June 26, 1996, for failure to meet certain continuing listing requirements. Although the Company currently satisfies the market float, number of market makers and asset requirements, it does not meet the net worth or share price criteria. The Company has requested that Nasdaq conduct an oral hearing to reconsider the decision to delist the Common Stock; such hearing will be held on Friday, July 12, 1996. Management has been informed that the delisting will be stayed pending the outcome of such hearing. In the event of such delisting, management anticipates that the Company's Common Stock will be listed in the OTC Bulletin Board.

     In the six months ended June 30, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these issuances of its Common Stock have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. The Company's Board of Directors has approved, and management is requesting approval from its stockholders at the next annual meeting of stockholders (scheduled for July
1996), to effect a one-for-10 reverse stock split and increase the number of shares authorized to 100,000,000. Management believes that such reverse split and increase will be approved by the stockholders. At June 30, 1996, approximately 76,685,245 shares of Common Stock were issued and outstanding.

     During the six months ended June 30, 1996, the Company had a net positive cash flow of $31,713. This net positive cash flow was comprised of positive cash flow of $1,532,300 from financing activities offset by negative cash flows of $165,000 from investing activities and $1,335,587 from operating activities. Such financing activities consisted primarily of proceeds from the issuance of notes payable.

FORWARD LOOKING STATEMENTS

     The forward looking statements contained in the Quarterly Report on Form 10-QSB, including those contained in Item 2 - "Management's Discussion and Analysis or Plan of Operation", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

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

     On April 19, 1996 the Nasdaq Stock Market, Inc. ("Nasdaq"), which manages the Nasdaq SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed it
Annual Report on Form 10- KSB  within the required time frame.   Nasdaq  gave
the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed such Annual Report, and has submitted a plan to Nasdaq that included a one-for-10 reverse stock split or the infusion of capital through a financial transaction. On June 12, 1996, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq"), informing the Company that its Common Stock was scheduled to be delisted from The Nasdaq SmallCap Market effective with the close of business on Wednesday, June 26, 1996, for failure to meet certain continuing listing requirements. Although the Company currently satisfies the market float, number of market makers and asset requirements, it does not meet the net worth or share price criteria. The Company has requested that Nasdaq conduct an oral hearing to reconsider the decision to delist the Common Stock; such hearing will be held on Friday, July 12, 1996. Management has been informed that the delisting will be stayed pending the outcome of such hearing. In the event of such delisting, management anticipates that the Company's Common Stock will be listed in the OTC Bulletin Board.

     In the six months ended June 30, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these issuances of its Common Stock have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. The Company's Board of Directors has approved, and management is requesting approval from its stockholders at the next annual meeting of stockholders (scheduled for July
1996), to effect a one-for-10 reverse stock split and increase the number of shares authorized to 100,000,000. Management believes that such reverse split and increase will be approved by the stockholders. At June 30, 1996, approximately 76,685,245 shares of Common Stock were issued and outstanding.

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

     The parties have entered into a settlement agreement to be effective beginning March 1, 1995 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway will receive the sum of $600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1,1996; $15,000
on June 1, 1996; $35,000 on July 1, 1996; and $35,000 on August 1, 1996.  From
August 1, 1996 to August 1, 1999, Gannaway will receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in the amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest. The entire balance will be due and payable on or before August 1, 1999. the Settlement Agreement also provides that MPTV will transfer its video productions assets in Florida and the Club Carib weeks to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases will be exchanges by all parties with respect to all claims and counterclaims. Gannaway has started the operations in Florida as of March 1, 1996.

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


Date:  July 11, 1996     REGISTRANT:

                         MPTV, Inc.


                         By: /s/ JAMES C. VELLEMA
                             ------------------------------------
                             James C. Vellema
                             Chairman
                             (Principal Financial and Accounting Officer)



Date: July 11, 1996      By: /s/ HURLEY C. REED
                             ------------------------------------
                             Hurley C. Reed
                             President