Form 10QSB/A
period 1996-06-30
MPTV INC
filed 1996-09-20
CIK 808715

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MPTV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995




                                                            JUNE 30,          DECEMBER 31,
          ASSETS                                              1996                1995
                                                           -----------        ------------

Property held for timeshare development                    $16,420,361         $16,170,614
Cash                                                           255,509             223,796
Construction deposits                                          385,000             220,000
Land held for sale                                             360,000             360,000
Other assets/prepaid expenses                                  329,267             112,503
Deferred financing costs                                             0             252,562
                                                           -----------         -----------
                                                           $17,750,137         $17,339,475
                                                           -----------         -----------
                                                           -----------         -----------


          LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed and secured
  notes payable                                            $10,899,933         $11,818,361
Accounts payable and accrued expenses                          322,001             470,864
Notes payable                                                3,107,333           1,584,000
Accrued interest                                             1,767,735           1,923,653
Other accrued liabilities                                    1,111,945           1,156,945
Due to related parties                                         234,939             223,189
                                                           -----------         -----------

                                                            17,443,886          17,177,012
                                                           -----------         -----------


Common stock - par value $.05 per share;
  authorized 100,000,000; issued 76,685,245
  and 37,487,390                                             3,834,262           1,874,370
Additional paid-in capital                                  23,774,872          23,529,022
Accumulated deficit                                        (27,239,383)        (25,157,429)
Services to be rendered                                        (38,500)            (38,500)
Stock subscriptions receivable                                 (25,000)            (45,000)
                                                           -----------         -----------

  Total shareholders' equity                                   306,251             162,463
                                                           -----------         -----------

                                                           $17,750,137         $17,339,475
                                                           -----------         -----------
                                                           -----------         -----------

                           MPTV, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS


                                                         OCT. 22, 1992
                                                        (Incorporation)
                                                              TO                  SIX MONTHS ENDED              THREE MONTHS ENDED
                                                         JUNE 30, 1996                 JUNE 30                        JUNE 30
                                                         -------------     -------------------------    --------------------------
                                                                                 1996           1995           1996           1995
                                                                           ----------     ----------    -----------     ----------
Revenue
  Other                                                       $112,103             $0        $45,756             $0        $25,415
                                                           -----------     ----------     ----------    -----------     ----------



Expenses
  Excess of expenses over revenues
     from incidental operations                                502,266         29,887         28,848          3,372         10,824
  General and administrative                                11,492,301      2,661,684      2,078,973      1,660,776      1,684,867
  Interest                                                   2,166,033        590,383          5,132        292,624          2,946
  Commitment fee for timeshare financing                       750,000              0              0              0              0
  Provision for litigation settlements                         628,863              0              0              0              0
  Reorganization items                                          14,596              0              0              0              0
  Provisions for write-off                                  13,346,879              0              0              0              0
                                                           -----------     ----------     ----------    -----------     ----------

                                                            28,900,938      3,281,954      2,112,953      1,956,772      1,698,637
                                                           -----------     ----------     ----------    -----------     ----------

Loss from operations                                       (28,788,835)    (3,281,954)    (2,067,197)    (1,956,772)    (1,673,222)
  Minority interest in loss of consolidated subsidiary         349,452              0              0              0              0
  Net loss before extraordinary item                       (28,439,383)    (3,281,954)    (2,067,197)    (1,956,772)    (1,673,222)
  Extraordinary item - forgiveness of debt                   1,200,000      1,200,000              0      1,200,000              0
                                                           -----------     ----------     ----------    -----------     ----------

Net loss                                                  ($27,239,383)   ($2,081,954)   ($2,067,197)     ($756,772)   ($1,673,222)
                                                           -----------     ----------     ----------    -----------     ----------
                                                           -----------     ----------     ----------    -----------     ----------
Loss per share before extraordinary item                        ($1.68)        ($0.06)        ($0.11)        ($0.03)        ($0.09)
Extraordinary item per share                                      0.07           0.02           0.00           0.02           0.00
                                                           -----------     ----------     ----------    -----------     ----------
Net loss per share                                              ($1.61)        ($0.04)        ($0.11)        ($0.01)        ($0.09)
                                                           -----------     ----------     ----------    -----------     ----------
                                                           -----------     ----------     ----------    -----------     ----------


Weighted average number of shares outstanding               16,953,232     51,842,410     18,042,011     62,514,267     18,958,177
                                                           -----------     ----------     ----------    -----------     ----------
                                                           -----------     ----------     ----------    -----------     ----------

                           MPTV, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW


                                                         OCT. 22, 1992
                                                        (Incorporation)
                                                               TO                       SIX MONTHS ENDED
                                                         JUNE 30, 1996                      June 30
                                                         -------------          ------------------------------
                                                                                    1996                1995
                                                                                ----------          ----------
Cash Flows From Operating Activities:
Net loss                                                  ($27,239,383)        ($2,061,954)        ($2,067,197)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Extraordinary item - cancellation of debt                 (1,200,000)         (1,200,000)                  0
  Issuance of common stock for services                      5,604,051           2,104,057           1,072,397
  Depreciation and amortization                              1,610,934             408,062             117,398
  Minority interest                                           (349,452)                  0                   0
  Provision for loss on land held for sale                     130,668                   0                   0
  Notes payable issued for services                             82,500                   0                   0
  Common stock issued for loan fees                            844,800                   0                   0
  Provisions for write-offs of intangibles                  13,346,879                   0                   0
  Changes in assets and liabilities                           (924,417)           (585,752)            219,300
                                                           -----------         -----------         -----------

Net Cash Used in Operating Activities                       (8,093,420)         (1,335,587)           (658,102)
                                                           -----------         -----------         -----------


Cash Flows From Investing Activities:
Construction deposits                                         (385,000)           (165,000)                  0
Other assets                                                    67,105                   0            (405,409)
Pre-acquisition costs paid in connection
  with purchase of real estate                                 (35,365)                  0                   0
Purchase of furniture and equipment                            (87,103)                  0                   0
Cash received in connection with MPTV
  merger                                                        70,112                   0                   0
                                                           -----------         -----------         -----------

Net Cash Used in Investing Activities                         (370,251)           (165,000)           (405,409)
                                                           -----------         -----------         -----------


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable                      3,454,503           1,472,000             176,807
Proceeds from sale of common stock                           4,060,564              74,685           1,011,664
Proceeds from collection of subscription
  receivables                                                   20,000              20,000                   0
Advances from MPTV prior to merger                             589,360                   0                   0
Principal repayments on notes payable                         (163,999)            (34,385)            (48,464)
Net advances from (to) affiliates, net                         (47,736)                  0                   0
Capital contribution received by
  joint venture                                                806,488                   0                   0
                                                           -----------         -----------         -----------


Net Cash Provided by Financing Activities                    8,719,180           1,532,300           1,140,007
                                                           -----------         -----------         -----------


Net Increase (Decrease) in Cash                                255,509              31,713              76,496
Cash, beginning of period                                            0             223,796              14,243
                                                           -----------         -----------         -----------
Cash, end of period                                           $255,509            $255,509             $90,739
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------


Supplemental Disclosure of Cash Flow
  Information:

Cash paid for:

  Interest                                                  $1,786,800            $424,010            $408,967
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------
  Taxes                                                         $1,600                  $0                  $0
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------


See note 3 for supplemental disclosure of non-cash investing and financing activities.

                           MPTV, Inc. and SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996




                                  Number                    Additional       Services                     Stock           Total
                                    of         Common        Paid-In           to be     Accumulated   Subscription   Stockholders'
                                  Shares        Stock        Capital         Rendered      Deficit      Receivable        Equity
                              ----------     ----------    -----------     ----------    -----------     ----------     ----------

Balances, January 1, 1996     37,487,390     $1,874,370    $23,529,022       ($38,500)  ($25,157,429)      ($45,000)      $162,463

Net loss for the six months
  ended June 30, 1996                  0              0              0              0     (2,081,954)             0     (2,081,954)

Common stock issued for
  services and compensation   37,831,188      1,891,559        212,498              0              0         20,000      2,124,057

Common stock issued
  for cash                     1,200,000         60,000         14,685              0              0              0         74,685

Common stock issued to
  pay notes                      166,667          8,333         18,667              0              0              0         27,000
                              ----------     ----------    -----------     ----------    -----------     ----------     ----------

Balances, June 30, 1996       76,685,245     $3,834,262    $23,774,872       ($38,500)  ($27,239,383)      ($25,000)      $306,251
                              ----------     ----------    -----------     ----------    -----------     ----------     ----------
                              ----------     ----------    -----------     ----------    -----------     ----------     ----------

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


     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $27,239,383 since its incorporation. The Company is in default on certain of its secured notes payable which must be refinanced by July 31, 1996. In the event the Company does not refinance certain of its secured notes payable, it will be subject to foreclosure proceedings on its Lake Tropicana Apartments currently held for development as timeshare units. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradeable shares of common stock have been improperly issued without registration under Federal and state securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary
for the Company to continue operations for the foreseeable future.   These
factors raise substantial doubt about the Company's ability to continue as a going concern. (See Note 6 for Subsequent Developments).



     Management plans to refinance the Lake Tropicana Apartment debt and obtain redevelopment and improvement funding necessary to enable the Company to prepare the Lake Tropicana property for the marketing and sale of timeshare units. The Company has entered into a firm underwriting agreement with J.E. Liss and Company, Inc. (see Note 3) to provide a private placement of 12% senior secured notes in the aggregate amount of $6,800,000, with an additional $3,200,000 which may be available, on a best efforts basis, for working and development capital. Furthermore, the Company has negotiated a substantial reduction in the amount required to satisfy the second trust deed note payable should the funds from the debt issuance be received and applied to the first and second trust deed notes payable on or before July 31, 1996. There are no assurances that management will be successful in achieving its plans. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. (See Note 6 for Subsequent Developments).


NOTE 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

     During the six months ended June 30, 1996, the Company incurred costs amounting to $417,747, of which $59,867 was paid in cash, $154,072 in capitalized interest, and $203,808 in common stock, related to its development of the Lake Tropicana Apartments. Development of the Lake Tropicana
Apartments has recommenced in 1996, and capitalization of costs such as architectural fees, interest and construction labor has resumed with the recommencement.


NOTE  3 - FINANCING ARRANGEMENTS

     PROPOSED FINANCINGS

     The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Company, Inc. for a private placement of 12% senior secured notes in the aggregate principal amount of $6,800,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). Proceeds from the private placement will be used to refinance a portion of the Lake Tropicana debt and for working and development capital. The Company has also negotiated a substantial reduction in the amount required to satisfy the note secured by a second trust deed in Lake Tropicana, should the funds be received from the private debt placement and applied to the notes secured by the first and second deeds of trust by July 31, 1996. There can be no assurance that any funds will be raised from this private debt placement. On June 30, 1996 the Company negotiated a reduction of the amount required to satisfy the note secured by a second trust deed in Lake Tropicana. The reduction, totalling $1,200,000, and presented as an extraordinary item in the financial statements, consists of $315,957 of accrued interest and $884,043 in principal. This reduction was granted in exchange for a warrant to purchase 5,000,000 shares of the Company's Common Stock at $0.015625 per share. (See Note 6 for Subsequent Developments).


     CONSUMMATED FINANCINGS

     During the six months ended June 30, 1996, the Company issued various notes aggregating $1,472,000, with interest at 10% per annum. Certain of the notes are due on demand, with the remainder due and payable on various dates in 1996 and 1997. The Company used such notes to fund capital improvements to the Lake Tropicana Apartments and provide working capital for operations.

     DEBT FORGIVENESS

     On June 30, 1996, the Company negotiated a reduction of the amount required to satisfy the note secured by a second trust deed in Lake Tropicana. The reduction, totalling $1,200,000, and presented as an extraordinary item in the financial statements, consists of $315,957 of accrued interest and $884,043 in principal. This reduction was granted in exchange for a warrant to purchase 5,000,000 shares of the Company's Common Stock at $0.015625 per share. The Company did not ascribe a value to the warrant as the exercise price of the Warrant was not below the fair market value of the Company's Common Stock at the date of grant.


NOTE  4 - STOCKHOLDERS' EQUITY

     During the six months ended June 30, 1996, the Company issued 166,667 shares of its Common Stock in satisfaction of a note payable for $27,000.

     From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. Agreements were entered into with certain individuals in exchange for this stock. These agreements, lasting one year in duration, provide services which include promotion of the Company and consultation services for sales, marketing, and public relations. During the six months ended June 30, 1996, the Company issued 37,831,188 shares for consideration valued at an average of $0.078 per share, with an aggregate value of $2,104,057. The fair value was determined by management based on the closing price of the Company's Common Stock as quoted by NASDAQ, less a discount for transferability restrictions.


     Since March 31, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these issuances of its Common Stock have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. The Company's Board of Directors has approved, and management is requesting approval from its stockholders at the next annual meeting of stockholders (scheduled for July 1996), to effect a one-for-10 reverse stock split and increase the number of shares authorized to 100,000,000. Management believes that such reverse split and increase will be approved by the stockholders. At June 30, 1996, approximately 76,685,245 shares of Common Stock were issued and outstanding. (See Note 6 for Subsequent Developments).

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


     On April 19, 1996, The NASDAQ Stock Market ("NASDAQ"), which manages The NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intends to meet the listing maintenance requirements in the future. The Company filed the Form 10-KSB on May 20, 1996, and submitted a plan to NASDAQ that included a one-for-10 reverse stock split or the infusion of capital through a financial transaction. On June 12, 1996, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq"), informing the Company that its Common Stock was scheduled to be delisted from The Nasdaq SmallCap Market effective with the close of business on Wednesday, June 26, 1996, for failure to meet certain continuing listing requirements. Although the Company currently satisfies the market float, number of market makers and asset requirements, it does not meet the net worth or share price criteria. The Company has requested that Nasdaq conduct an oral hearing to reconsider the decision to delist the Common Stock; such hearing will be held on Friday, July 12, 1996. Management has been informed that the delisting will be stayed pending the outcome of such hearing. In the event of such delisting, management anticipates that the Company's Common Stock will be listed in the OTC Bulletin Board. (See Note 6 for Subsequent Developments).


NOTE  5 - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 1996, the Company paid an officer $150,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $90,000. These payments were made pursuant to the terms of the respective officer's employment agreement. The Company has paid advance commissions to these officers, which have been expensed in the financial statements.


NOTE 6 - SUBSEQUENT DEVELOPMENTS

     LAKE TROPICANA FINANCING

     On July 26, 1996, the Company and the holder of the second trust deed on the Lake Tropicana resort entered into a First Amendment to Restated Settlement and Mutual Release Agreement (the "First Amendment"), extending until October 31, 1996 the deadline for refinancing of certain secured notes payable. The other terms and conditions of the arrangement with the second trust deed holder, including but not limited to the substantial reduction in the amount of the note payable underlying the second trust deed, remain in effect.

     On September 13, 1996, the Company announced that a lender has committed to an interim loan of $7,600,000 to be secured by a First Deed of Trust on the Lake Tropicana timeshare project. The lender is currently completing its final inspection and due diligence in anticipation of preparation of the loan and closing documents.

     STOCKHOLDERS' EQUITY

     The Company's Board of Directors and stockholders approved an increase in the number of authorized shares to 100,000,000, and the Company filed an Amendment to its Articles of Incorporation on July 8, 1996 effecting such increase. However, such stockholder approval was received prior to the mailing of definitive proxy material under the Securities Exchange Act of 1934. In addition to administrative remedies that may be pursued by governmental agencies, the recipients of the shares issued in excess of the authorized amount may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. There can be no assurance that the ratification of such increase will provide an adequate remedy for the holders of such shares.

     The Company is concurrently herewith filing a registration statement on Form S-8 to register a portion of the shares improperly issued without registration under Federal and state securities laws. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

     The oral hearing to reconsider the decision of The NASDAQ Stock Market, Inc. ("NASDAQ") to delist the Company's Common Stock was held on July 12, 1996. Management subsequently received a letter, dated July 17, 1996, from NASDAQ, informing the Company that its securities were to be deleted from The NASDAQ SmallCap Exchange effective July 18, 1996. The Company has requested that the NASDAQ Listing and Review Committee review this decision, but the request will not operate as a stay to the deletion of the Common Stock. In the meantime, the Common Stock is listed and traded on the OTC Bulletin Board.

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


     Expenses in excess of revenues of incidental operations increased to $29,887 during the first six months in 1996 from $28,848 during the first six months in 1995. The Company's general and administrative expenses in the six months ended June 30, 1996 equalled $2,661,684, an increase from $2,078,973 for the comparable period in 1995, due to a significant increase in unexpired consulting fee contracts which were entered into during the current period.


     On June 30, 1996, the Company negotiated a reduction of the amount required to satisfy the note secured by a second trust deed in Lake Tropicana. The reduction, totalling $1,200,000, and presented as an extraordinary item in the financial statements, consists of $315,957 of accrued interest and $884,043 in principal. This reduction was granted in exchange for a warrant to purchase 5,000,000 shares of the Company's Common Stock at $0.015625 per share. Due in part to this debt reduction, the Company had a net loss of $2,081,954 for the six months ended June 30, 1996 compared to a net loss of $2,067,197 for the comparable period in 1995. Net loss per share was $0.04 for the six months ended June 30, 1996 compared to a net loss per share of $0.11 per share for the six months ended June 30, 1995, due primarily to a significant increase in the weighted average number of shares outstanding.

     MPTV also incurred interest expense of $590,383 in the first half of 1996 as compared to $5,132 in the first half of 1995. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995, but active development has subsequently commenced again. During the periods ended June 30, 1996 and 1995, the capitalized interest totalled approximately $154,072 and $240,000, respectively.


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

     Funds for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of common stock to vendors and the incurrence of unsecured debt. The Company has received a commitment to refinance the existing notes secured by first and second deeds of trust on the project (see below), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors, Ltd.) plus cash flow from operations, to fund the remainder of the renovations
(FLS). However, there can be no assurance the Company will receive financing adequate to complete renovations. In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals, and such value would also be substantially lower than the carrying value of the project as reflected in the historical financial statements. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold.


     The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Company, Inc. for a private placement of 12% senior secured notes in the aggregate principal amount of $6,800,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). Proceeds from the private placement will be used to refinance a portion of the Lake Tropicana debt and for working and development capital (FLS). The Company has also negotiated a substantial reduction in the amount required to satisfy the note secured by a second trust deed on Lake Tropicana, should the funds be received from the private debt placement and applied to the notes secured by the first and second deeds of trust by July 31, 1996. There can be no assurance that any funds will be raised from the private debt placement. See "Recent Developments".


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

     Shares of the Company's freely tradable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial liquidity. Management intends to file the necessary registrations statements subsequent to the filing of this Quarterly Report on Form 10-QSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown. See "Recent Developments".


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


     Other assets increased by $216,764 during the first six months of 1996. This was largely due to advances to an officer, which have since been substantially repaid, and loans made to Z-TV, a third party with a strategic relationship with the Company, in the amount of $120,500. This amount, which is evidenced by notes receivable from Z-TV, is to be used primarily for production of sales materials used in the eventual marketing of timeshare intervals.


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


     Shares of the Company's freely tradeable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Management intends to file the necessary registration statements subsequent to the filing of this Quarterly Report on Form 10-QSB to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuance, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown. See "Recent Developments".


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


     In the six months ended June 30, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these issuances of its Common Stock have caused the total number of issued and outstanding shares to exceed the 50,000,000 shares currently authorized in its Articles of Incorporation. The Company's Board of Directors has approved, and management is requesting approval from its stockholders at the next annual meeting of stockholders (scheduled for July
1996), to effect a one-for-10 reverse stock split and increase the number of shares authorized to 100,000,000. Management believes that such reverse split and increase will be approved by the stockholders. At June 30, 1996, approximately 76,685,245 shares of Common Stock were issued and outstanding.
See "Recent Developments".


     The Company's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of the Company's competitors have greater financial resources than the Company.


RECENT DEVELOPMENTS

     On July 26, 1996, the Company and the holder of the second trust deed on the Lake Tropicana resort entered into a First Amendment to Restated Settlement and Mutual Release Agreement (the "First Amendment"), extending until October 31, 1996 the deadline for refinancing of certain secured notes payable. The other terms and conditions of the arrangement with the second trust deed holder, including but not limited to the substantial reduction in the amount of the note payable underlying the second trust deed, remain in effect.

     The Company's Board of Directors and stockholders approved an increase in the number of authorized shares to 100,000,000, and the Company filed an Amendment to its Articles of Incorporation on July 8, 1996 effecting such increase. However, such stockholder approval was received prior to the mailing of definitive proxy material under the Securities Exchange Act of 1934. In addition to administrative remedies that may be pursued by governmental agencies, the recipients of the shares issued in excess of the authorized amount may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. There can be no assurance that the ratification of such increase will provide an adequate remedy for the holders of such shares.

     The Company is concurrently herewith filing a registration statement on Form S-8 to register a portion of the shares improperly issued without registration under Federal and state securities laws.

     The oral hearing to reconsider the decision of The NASDAQ Stock Market, Inc. ("NASDAQ") to delist the Company's Common Stock was held on July 12, 1996. Management subsequently received a letter, dated July 17, 1996, from NASDAQ, informing the Company that its securities were to be deleted from The NASDAQ SmallCap Exchange effective July 18, 1996. The Company has requested that the NASDAQ Listing and Review Committee review this decision, but the request will not operate as a stay to the deletion of the Common Stock. In the meantime, the Common Stock is listed and traded on the OTC Bulletin Board.

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


Date:  September 19, 1996     REGISTRANT:

                              MPTV, Inc.


                              By: /s/ JAMES C. VELLEMA
                                  ------------------------------------
                                  James C. Vellema
                                  Chairman
                                  (Principal Financial and Accounting Officer)


Date: September 19, 1996      By: /s/ HURLEY C. REED
                                  ------------------------------------
                                  Hurley C. Reed
                                  President