Form 10-Q
period 1996-09-30
MPTV INC
filed 1996-11-19
CIK 808715

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

  X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934
     For the quarterly period ended September 30, 1996


     Transition report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934
     For the transition period from           to
                                    ---------    --------

     Commission File Number 0-16545

                                      MPTV, INC.
          (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Nevada                            88-0222781
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

Yes  X   No
    ---      ---
    As of September 30, 1996,100,781,911 shares of Common Stock, $0.05 par value per share, were outstanding.



--------------------------------------------------------------------------------

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MPTV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995





                                                     SEPTEMBER 30   DECEMBER 31,
          ASSETS                                         1996           1995
          ------                                     ------------   -----------
Property held for timeshare development               $16,336,361   $16,170,614
Cash                                                       71,684       223,796
Construction deposits                                     385,000       220,000
Land held for sale                                              0       360,000
Other assets/prepaid expenses                             437,567       112,503
Deferred financing costs                                        0       252,562
                                                     ------------   -----------
                                                      $17,230,612   $17,339,475
                                                     ------------   -----------
                                                     ------------   -----------


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

All inclusive trust deed and secured notes payable    $10,644,215   $11,818,361
Accounts payable and accrued expenses                     391,544       470,864
Notes payable                                           3,582,333     1,584,000
Accrued interest                                        1,862,295     1,923,653
Other accrued liabilities                                 855,595     1,156,945
Due to related parties                                    212,521       223,189
                                                     ------------   -----------

                                                       17,548,503    17,177,012
                                                     ------------   -----------


Common stock - par value $.05 per share;
 authorized 100,000,000; issued 100,781,911
 and 37,487,390                                         5,039,096     1,874,370
Additional paid-in capital                             23,497,039    23,529,022
Accumulated deficit                                   (28,815,526)  (25,157,429)
Services to be rendered                                   (38,500)      (38,500)
Stock subscriptions receivable                                  0       (45,000)
                                                     ------------   -----------

 Total shareholders' equity                              (317,891)      162,463
                                                     ------------   -----------

                                                      $17,230,612   $17,339,475
                                                     ------------   -----------
                                                     ------------   -----------


          10Q\96-930Q.WK4-Page A

                         MPTV, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                            STATEMENT OF OPERATIONS

                                                        OCT. 22, 1992
                                                       (INCORPORATION)
                                                              TO                NINE MONTHS ENDED        THREE MONTHS ENDED
                                                        SEPT. 30, 1996             SEPTEMBER 30             SEPTEMBER 30
                                                       ---------------      -------------------------    -----------------------
                                                                                1996          1995         1996          1995
                                                                            -----------   -----------    ----------   ----------
Revenue
  Other                                                       $112,103               $0       $65,576            $0       $19,820
                                                          ------------      -----------   -----------   -----------   -----------

Expenses:
  Excess of expenses over revenues
     from incidental operations                                516,112           43,733        16,540        13,846       (12,308)
  General and administrative                                12,838,501        4,007,884     3,600,239     1,346,200     1,521,266
  Interest                                                   2,382,130          806,480         7,857       216,097         2,725
  Commitment fee for timeshare financing                       750,000                0             0             0             0
  Provision for litigation settlements                         628,863                0             0             0             0
  Reorganization items                                          14,596                0             0             0             0
  Provisions for write-off                                  13,346,879                0             0             0             0
                                                          ------------      -----------   -----------   -----------   -----------
                                                            30,477,081        4,858,097     3,624,636     1,576,143     1,511,683
                                                          ------------      -----------   -----------   -----------   -----------
Loss from operations                                       (30,364,978)      (4,858,097)   (3,559,060)   (1,576,143)   (1,491,863)
Minority interest in loss of consolidated subsidiary           349,452                0             0             0             0
                                                          ------------      -----------   -----------   -----------   -----------
Net loss before extraordinary item                         (30,015,526)      (4,858,097)   (3,559,060)   (1,576,143)   (1,491,863)
Extraordinary item - forgiveness of debt                      1,200,000        1,200,000             0             0             0
                                                          ------------      -----------   -----------   -----------   -----------
Net loss                                                  ($28,815,526)     ($3,658,097)  ($3,559,060)  ($1,576,143)  ($1,491,863)
                                                          ------------      -----------   -----------   -----------   -----------
                                                          ------------      -----------   -----------   -----------   -----------
Loss per share before extraordinary item                        ($1.41)          ($0.08)       ($0.17)       ($0.02)       ($0.06)
Extraordinary item per share                                      0.06             0.02          0.00          0.00          0.00
                                                          ------------      -----------   -----------   -----------   -----------
Net loss per share                                              ($1.35)          ($0.06)       ($0.17)       ($0.02)       ($0.06)
                                                          ------------      -----------   -----------   -----------   -----------
                                                          ------------      -----------   -----------   -----------   -----------
Weighted average number of shares outstanding               21,327,722       63,057,243    21,297,456    85,486,911    25,361,276
                                                          ------------      -----------   -----------   -----------   -----------
                                                          ------------      -----------   -----------   -----------   -----------

                                           MPTV, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW


                                                  OCT. 22, 1992
                                                  (Incorporation)
                                                        TO                        NINE MONTHS ENDED
                                                  SEPT. 30, 1996                      SEPT. 30
                                                -------------------     ------------------------------------
                                                                            1996                   1995
                                                                        --------------         -------------
Cash Flows From Operating Activities:
Net loss                                           ($28,815,526)         ($3,658,097)            ($3,559,060)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Extraordinary item - cancellation of debt          (1,200,000)          (1,200,000)                      0
  Issuance of common stock for services               6,382,552            2,882,558               1,449,393
  Depreciation and amortization                       1,697,934              495,062                 173,183
  Minority interest                                    (349,452)                   0                       0
  Provision for loss on land held for sale              490,668              360,000                       0
  Notes payable issued for services                      82,500                    0                       0
  Common stock issued for loan fees                     844,800                    0                       0
  Provisions for write-offs of intangibles           13,346,879                    0                       0
  Changes in assets and liabilities                  (1,140,381)            (781,716)              1,158,998
                                                ---------------         ------------           -------------
Net Cash Used in Operating Activities                (8,660,026)          (1,902,193)               (777,486)
                                                ---------------         ------------           -------------

Cash Flows From Investing Activities:
Construction deposits                                  (385,000)            (165,000)                      0
Other assets                                             67,105                    0              (1,243,783)
Pre-acquisition costs paid in connection
  with purchase of real estate                          (35,365)                   0                       0
Purchase of furniture and equipment                     (87,103)                   0                       0
Cash received in connection with MPTV
  merger                                                 70,112                    0                       0
                                                ---------------         ------------           -------------
Net Cash Used in Investing Activities                  (370,251)            (165,000)             (1,243,783)
                                                ---------------         ------------           -------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable               4,077,003            2,094,500                 336,807
Proceeds from sale of common stock                    4,199,064              213,185               1,742,064
Proceeds from collection of subscription
  receivables                                            45,000               45,000                       0
Advances from MPTV prior to merger                      589,360                    0                       0
Principal repayments on notes payable                  (567,218)            (437,604)                (66,982)
Net advances from (to) affiliates, net                  (47,736)                   0                       0
Capital contribution received by joint venture          806,488                    0                       0
                                                ---------------         ------------           -------------
Net Cash Provided by Financing Activities            $9,101,961           $1,915,081              $2,011,889
                                                ---------------         ------------           -------------

Net Increase (Decrease) in Cash                         $71,684            ($152,112)                ($9,390)
Cash, beginning of period                                     0              223,796                  14,243
                                                ---------------         ------------           -------------
Cash, end of period                                     $71,684              $71,684                  $4,853
                                                ---------------         ------------           -------------
                                                ---------------         ------------           -------------

Supplemental Disclosure of Cash Flow Information:

Cash paid for:
  Interest                                           $1,908,337             $545,547                $565,877
                                                ---------------         ------------           -------------
                                                ---------------         ------------           -------------
  Taxes                                                  $1,600                   $0                      $0
                                                ---------------         ------------           -------------
                                                ---------------         ------------           -------------

See note 3 for supplemental disclosure of non-cash investing and financing activities.


                         MPTV, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30,  1996


                                     Number                   Additional    Services                       Stock        Total
                                       of         Common       Paid-In       to be       Accumulated    Subscription  Stockholders'
                                     Shares        Stock       Capital      Rendered       Deficit       Receivable     Equity
                                     ------       ------      ----------    --------     -----------    ------------  -------------

Balances, January 1, 1996           37,487,390  $1,874,370   $23,529,022    ($38,500)    ($25,157,429)     ($45,000)       $162,463

Net loss for the nine months
  ended September 30, 1996                   0           0             0           0       (3,658,097)            0      (3,658,097)

Common stock issued for
  services and compensation         58,527,854   2,926,393       (43,835)          0                0        45,000       2,927,558

Common stock issued for cash         4,500,000     225,000       (11,815)          0                0             0         213,185

Common stock issued to pay notes       266,667      13,333        23,667           0                0             0          37,000
                                   -----------  ----------   -----------    ---------    -------------     --------      -----------

BALANCES, SEPTEMBER 30, 1996       100,781,911  $5,039,096   $23,497,039    ($38,500)    ($28,815,526)           $0       ($317,891)
                                   -----------  ----------   -----------    ---------    -------------     --------      -----------
                                   -----------  ----------   -----------    ---------    -------------     --------      -----------

                              MPTV, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE 1 - BASIS OF PRESENTATION

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1996. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 for additional information.

    The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $28,815,526 since its incorporation. The Company is in default on certain of its secured notes payable. In the event the Company does not refinance certain of its secured notes payable, it will be subject to foreclosure proceedings on its Lake Tropicana Apartments currently held for development as timeshare units. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradeable shares of common stock have been improperly issued without registration under Federal and state securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to
continue operations for the foreseeable future.   These factors raise
substantial doubt about the Company's ability to continue as a going concern. (See Note 6 for Subsequent Developments).

    Management plans to refinance the Lake Tropicana Apartment debt and obtain redevelopment and improvement funding necessary to enable the Company to prepare the Lake Tropicana property for the marketing and sale of timeshare units. The Company has entered into a firm underwriting agreement with J.E. Liss and Company, Inc. (see Note 3) to provide

                              MPTV, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


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

NOTE 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

    During the nine months ended September 30, 1996, the Company incurred costs amounting to $417,747, of which $59,867 was paid in cash, $154,072 in capitalized interest, and $203,808 in common stock, related to its development of the Lake Tropicana Apartments. Development of the Lake Tropicana Apartments has recommenced in 1996, and capitalization of costs such as architectural fees, interest and construction labor has resumed with the recommencement.

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

                              MPTV, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


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

    CONSUMMATED FINANCINGS

    During the nine months ended September 30, 1996, the Company issued various notes aggregating $2,094,500, with interest at 10% per annum. Certain of the notes are due on demand, with the remainder due and payable on various dates in 1996 and 1997. The Company used such notes to fund capital improvements to the Lake Tropicana Apartments and provide working capital for operations.

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

NOTE  4 - STOCKHOLDERS' EQUITY

    During the nine months ended September 30, 1996, the Company issued 266,667 shares of its Common Stock in satisfaction of notes payable in the aggregate amount of $37,000.

    From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. Agreements were entered into with certain individuals in exchange for this stock. These agreements, lasting one year in duration, provide services which include promotion of the Company and consultation

                              MPTV, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


services for sales, marketing, and public relations. During the nine months ended September 30, 1996, the Company issued 58,527,854 shares for consideration valued at an average of $0.078 per share, with an aggregate value of $2,882,558. The fair value was determined by management based on the closing price of the Company's Common Stock as quoted by NASDAQ (prior to the delisting of the Company's Common Stock) and on the OTC Bulletin Board (subsequent to such delisting), less a discount for transferability restrictions.

    Shares of the Company's freely tradable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial liquidity. In September 1996, the Company filed one registration statement to register a substantial portion of these shares; management intends to file the remaining registration statements subsequent to the filing of this Quarterly Report on Form 10-QSB to register the remaining portion of these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

    On April 19, 1996 The NASDAQ Stock Market, Inc., ("NASDAQ"), which manages the NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-KSB") within the required time frame. NASDAQ gave the Company until May 20,1996 to file the 1995 Form 10-KSB and to submit a plan detailing how the Company intended to meet the listing maintenance requirements in the future (although the Company satisfied the market float, number of marketmakers and asset tests as of the date of the letter, it did not then meet the $1,000,000 in stockholders' equity or $1.00 per share price criteria). The Company filed its 1995 Form 10-KSB within the above-referenced deadline, and submitted to NASDAQ a plan that included a one-for-ten reverse stock split or the infusion of capital from a financial transaction. The Company also filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

    On June 12, 1996, the Company received a letter from NASDAQ indicating that its Common Stock was scheduled to be delisted from the Exchange effective with the close of business on Wednesday, June 26, 1996. The Company requested that NASDAQ conduct an oral hearing to reconsider the decision to delist the Common Stock; such hearing was held on July

                              MPTV, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

12, 1996. The Company subsequently received a letter, dated July 17, 1996, from NASDAQ, denying the Company's request and deleting the Common Stock from the Exchange effective July 18, 1996. The Company has requested that the NASDAQ Listing and Hearing Review Committee review the delisting decision, and such review is currently underway. However, in the interim, the Company's Common Stock has been delisted from the Exchange and is currently listed on the OTC Bulletin Board. The Company has been informed by NASDAQ that it will receive the results of the above-referenced review prior to the end of 1996.

    In the nine months ended September 30, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware in May 1996 that these issuances of its Common Stock caused the total number of issued and outstanding shares to exceed the 50,000,000 shares then authorized in its Articles of Incorporation. The Company's Board of Directors immediately approved an increase in the number of shares authorized to 100,000,000, and received consents approving such increase from holders of in excess of a majority of the then-outstanding shares of Common Stock. The Company subsequently filed an amendment to its Articles of Incorporation effecting such increase.

    Management has subsequently determined that the above-referenced increase was not sufficient to provide the Company with the required ability to raise capital or compensate consultants and employees for services rendered to the Company; in addition, the Company's transfer agent has indicated that the Company has recently issued shares of Common Stock in excess of the currently authorized number of shares. Accordingly, the Board of Directors determined that it would be in the best interests of the Company to increase the number of authorized shares of Common Stock to 200,000,000. The Board of Directors is currently requesting approval from stockholders, via written consent, to effect such increase, and believes that the increase will be approved (FLS).

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

                              MPTV, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE  5 - RELATED PARTY TRANSACTIONS

    During the nine months ended September 30, 1996, the Company paid an officer $225,000 as an advance on commissions for future timeshare sales. Another officer was paid a salary of $135,000. These payments were made pursuant to the terms of the respective officer's employment agreement. Advance commissions have been expensed in the financial statements.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

     At September 30, 1996, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1996. The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this
Item 2 under "Forward Looking Statements". Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and thus are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

     Expenses in excess of revenues of incidental operations increased to $43,733 during the first nine months in 1996 from $16,540 during the first nine months in 1995. The Company's general and administrative expenses in the nine months ended September 30, 1996 equalled $4,007,884, an increase from $3,600,239 for the comparable period in 1995, due to a significant increase in unexpired consulting fee contracts which were entered into during the current period.

     On June 30, 1996, the Company negotiated a reduction of the amount required to satisfy the note secured by a second trust deed in Lake Tropicana. The reduction, totalling $1,200,000, and presented as an extraordinary item in the financial statements, consists of $315,957 of accrued interest and $884,043 in principal. This reduction was granted in exchange for a warrant to purchase 5,000,000 shares of the Company's Common Stock at $0.015625 per share. Due in part to this debt reduction, the Company had a net loss of $3,658,097 for the nine months ended September 30, 1996 compared to a net loss of $3,559,060 for the comparable period in 1995. Net loss per share was $0.06 for the nine months ended September 30, 1996 compared to a net loss per share of $0.17 per share for the nine months ended September 30, 1995, due primarily to a significant increase in the weighted average number of shares outstanding.

     MPTV also incurred interest expense of $806,480 in the first nine months of 1996 as compared to $7,857 in the first nine months of 1995. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995, but active development has subsequently resumed. During the periods ended September 30, 1996 and 1995, the capitalized interest totalled approximately $154,072 and $240,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements at September 30, 1996 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects
(FLS). The financial statements do not include any adjustments relating to the recoverability of recorded assets amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court (FLS). The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages (FLS). Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility, and management currently anticipates completion of this phase in Early 1997, subject to obtaining the required financing (see below), (FLS). Phases two and three include the renovation of approximately one-half of the 176 timeshare units. Architects retained by the Company are currently preparing plans for the purpose of soliciting fixed bids for remaining phases of the renovations.

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

     On November 10, 1995, the Company entered into a partnership agreement with Robert V. Jones Corp., a Nevada corporation ("RJC"), to aid in obtaining a loan from a financial institution for the refinancing and renovation of lake Tropicana. The partnership agreement is subject to certain terms and conditions, one of which is the consummation of the refinancing. Upon consummation, (RJC), acting as the limited partner, is to contribute $1,000,000 to the partnership, representing a 20% interest in the partnership. The Company, acting as the general partner, is to contribute all of its rights, title and interest in, and to, the Lake Tropicana Apartments and all of its rights, title and interest in, and to, any development plans and documents, as defined. Such investment by the Company will represent an 80% interest in the partnership. Profits and losses of the partnership are generally allocated in accordance with ownership interest, subject to certain priorities and allocations, as defined. As of September 30, 1996, the conditions precedent to the completion of the partnership agreement had not yet occurred, and there can be no assurance that the partnership will be formed or that the parties will consummate the transactions contemplated by the partnership agreement.

     Shares of the Company's freely tradable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial liquidity. In September 1996, the Company filed one registration statement to register a substantial portion of these shares; management intends to file the remaining registration statements subsequent to the filing of this Quarterly Report on Form 10-QSB to register the remaining portion of these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

     On April 19, 1996 The NASDAQ Stock Market, Inc., ("NASDAQ"), which manages the NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-KSB") within the required time frame. NASDAQ gave the Company until May 20,1996 to file the 1995 Form 10-KSB and to submit a plan detailing how the Company intended to meet the listing maintenance requirements in the future (although the Company satisfied the market float, number of marketmakers and asset tests as of the date of the letter, it did not then meet the $1,000,000 in stockholders' equity or $1.00 per share price criteria). The Company filed its 1995 Form 10-KSB within the above-referenced deadline, and submitted to NASDAQ a plan that included a one-for-ten reverse stock split or the infusion of capital from a financial transaction. The Company also filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

    On June 12, 1996, the Company received a letter from NASDAQ indicating that its Common Stock was scheduled to be delisted from the Exchange effective with the close of business on Wednesday, June 26, 1996. The Company requested that NASDAQ conduct an oral hearing to reconsider the decision to delist the Common Stock; such hearing was held on July 12, 1996. The Company subsequently received a letter, dated July 17, 1996, from NASDAQ, denying the Company's request and deleting the Common Stock from the Exchange effective July 18, 1996. The Company has requested that the NASDAQ Listing and Hearing Review Committee review the delisting decision, and such review is currently underway. However, in the interim, the Company's Common Stock has been delisted from the Exchange and is currently listed on the OTC Bulletin Board. The Company has been informed by NASDAQ that it will receive the results of the above-referenced review prior to the end of 1996.

     In the nine months ended September 30, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware in May 1996 that these issuances of its Common Stock caused the total number of issued and outstanding shares to exceed the 50,000,000 shares then authorized in its Articles of Incorporation. The Company's Board of Directors immediately approved an increase in the number of shares authorized to 100,000,000, and received consents approving such increase from holders of in excess of a majority of the then-outstanding shares of Common Stock. The Company subsequently filed an amendment to its Articles of Incorporation effecting such increase.

     Management has subsequently determined that the above-referenced increase was not sufficient to provide the Company with the required ability to raise capital or compensate consultants and employees for services rendered to the Company; in addition, the Company's transfer agent has indicated that the Company has recently issued shares of Common Stock in excess of the currently authorized number of shares. Accordingly, the Board of Directors determined that it would be in the best interests of the Company to increase the number of authorized shares of Common Stock to 200,000,000. The Board of Directors is currently requesting approval from stockholders, via written consent, to effect such increase, and believes that the increase will be approved (FLS).

     Other assets increased by $325,064 during the first nine months of 1996. This was largely due to advances to an officer, which have since been substantially repaid, and loans made to Z-TV, a third party with a strategic relationship with the Company, in the amount of $182,049. This amount, which is evidenced by notes receivable from Z-TV, is to be used primarily for production of sales materials used in the eventual marketing of timeshare intervals.

     During the nine months ended September 30, 1996, the Company had a net negative cash flow of $152,112. This net negative cash flow was comprised of positive cash flow of $1,915,081 from financing activities offset by negative cash flows of $165,000 from investing activities and $1,902,193 from operating activities. Such financing activities consisted primarily of proceeds from the issuance of notes payable.

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

     Shares of the Company's freely tradable Common Stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial liquidity. In September 1996, the Company filed one registration statement to register a substantial portion of these shares; management intends to file the remaining registration statements subsequent to the filing of this Quarterly Report on Form 10-QSB to register the remaining portion of these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

     On April 19, 1996 The NASDAQ Stock Market, Inc., ("NASDAQ"), which manages the NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-KSB") within the required time frame. NASDAQ gave the Company until May 20,1996 to file the 1995 Form 10-KSB and to submit a plan detailing how the Company intended to meet the listing maintenance requirements in the future (although the Company satisfied the market float, number of marketmakers and asset tests as of the date of the letter, it did not then meet the $1,000,000 in stockholders' equity or $1.00 per share price criteria). The Company filed its 1995 Form 10-KSB within the above-referenced deadline, and submitted to NASDAQ a plan that included a one-for-ten reverse stock split or the infusion of capital from a financial transaction. The Company also filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

    On June 12, 1996, the Company received a letter from NASDAQ indicating that its Common Stock was scheduled to be delisted from the Exchange effective with the close of business on Wednesday, June 26, 1996. The Company requested that NASDAQ conduct an oral hearing to reconsider the decision to delist the Common Stock; such hearing was held on July 12, 1996.

The Company subsequently received a letter, dated July 17, 1996, from NASDAQ, denying the Company's request and deleting the Common Stock from the Exchange effective July 18, 1996. The Company has requested that the NASDAQ Listing and Hearing Review Committee review the delisting decision, and such review is currently underway. However, in the interim, the Company's Common Stock has been delisted from the Exchange and is currently listed on the OTC Bulletin Board. The Company has been informed by NASDAQ that it will receive the results of the above-referenced review prior to the end of 1996.

     In the nine months ended September 30, 1996, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware in May 1996 that these issuances of its Common Stock caused the total number of issued and outstanding shares to exceed the 50,000,000 shares then authorized in its Articles of Incorporation. The Company's Board of Directors immediately approved an increase in the number of shares authorized to 100,000,000, and received consents approving such increase from holders of in excess of a majority of the then-outstanding shares of Common Stock. The Company subsequently filed an amendment to its Articles of Incorporation effecting such increase.

     Management has subsequently determined that the above-referenced increase was not sufficient to provide the Company with the required ability to raise capital or compensate consultants and employees for services rendered to the Company; in addition, the Company's transfer agent has indicated that the Company has recently issued shares of Common Stock in excess of the currently authorized number of shares. Accordingly, the Board of Directors determined that it would be in the best interests of the Company to increase the number of authorized shares of Common Stock to 200,000,000. The Board of Directors is currently requesting approval from stockholders, via written consent, to effect such increase, and believes that the increase will be approved (FLS).

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

     The parties have entered into a settlement agreement to be effective beginning March 1, 1995 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway will receive the sum of $600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1,1996; $15,000
on June 1, 1996; $35,000 on July 1, 1996; and $35,000 on August 1, 1996.  From
August 1, 1996 to August 1, 1999, Gannaway will receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in the amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest. The entire balance will be due and payable on or before August 1, 1999. the Settlement Agreement also provides that MPTV will transfer its video productions assets in Florida and the Club Carib weeks to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases will be exchanges by all parties with respect to all claims and counterclaims. Gannaway has started the operations in Florida as of March 1, 1996. [UPDATE]

     On January 8, 1996, the Circuit Court of the Ninth Judicial District in Orange County, Florida, entered a final judgment in the amount of $282,433.36 against the Company in the matter known as Neely v. MPTV, Inc., Successor to United Shoppers of America, Inc. (Case No. CI 93-7554). The case was filed in December, 1993 by a former consultant to the Company's predecessor, and contained claims for breach of contract and recovery of unpaid wages. The Company is appealing the judgment. [UPDATE]

ITEM 2. CHANGES IN SECURITIES

     During the three months ended Sptember 30, 1996, the Company issued an aggregate of 20,696,666 shares of common stock to certain consultants, in consideration for services rendered; 3,300,000 shares to two accredited investors; and 100,000 shares to extinguish a note payable. Such certain issuances were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(6) of the Act as transactions by an issuer with accrdited investors. The recipients of securities in each such transaction represented their status as accredited investors, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about the Company.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

     (a)  Not Applicable

     (b)  Not Applicable

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     November 19, 1996             REGISTRANT:

                                        MPTV, Inc.


                                        By:/s/ JAMES C. VELLEMA
                                           ----------------------------------
                                           James C. Vellema
                                           Chairman
                                           (Principal Financial and Accounting
                                            Officer)



Date:     November 19, 1996             By:/s/ HURLEY C. REED
                                           ----------------------------------
                                           Hurley C. Reed
                                           President