Form 10QSB/A
period 1996-09-30
MPTV INC
filed 1996-11-22
CIK 808715

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

Yes  X   No
    ---      ---
    As of September 30, 1996, 100,781,911 shares of Common Stock, $0.05 par value per share, were outstanding.



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

ITEM 2. CHANGES IN SECURITIES

     During the three months ended Sptember 30, 1996, the Company issued an aggregate of 20,696,666 shares of common stock to certain consultants, in consideration for services rendered; 3,300,000 shares to two investors for cash consideration; and 100,000 shares to extinguish a note payable. Such issuances were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(6) of the Act as transactions by an issuer with accredited investors. The recipients of securities in each such transaction represented their status as accredited investors, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about the Company.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

     (a)  Not Applicable

     (b)  Not Applicable

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     November 22, 1996             REGISTRANT:

                                        MPTV, Inc.


                                        By:/s/ JAMES C. VELLEMA
                                           ----------------------------------
                                           James C. Vellema
                                           Chairman
                                           (Principal Financial and Accounting
                                            Officer)



Date:     November 22, 1996             By:/s/ HURLEY C. REED
                                           ----------------------------------
                                           Hurley C. Reed
                                           President