Form 10KSB
period 1996-12-31
MPTV INC
filed 1997-07-17
CIK 808715

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-KSB


[ X ] Annual report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

[   ]       Transition report pursuant to Section 13 or 15(D) of the Securities
            Exchange Act of 1934 (No Fee Required)


                         COMMISSION FILE NUMBER: 0-16545


                                   MPTV, INC.
                 (Name of small business issuer in its charter)


            Nevada                                      88-0222781
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

      3 Civic Plaza, Suite 210
      Newport Beach, California                       92660
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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

            The issuer had no revenues for its fiscal year ended December 31, 1996.

            As of July 10, 1997, 223,920,708 shares of Common Stock, $.05 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and asked prices for such stock on that date, was approximately $3,069,235.

        Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


================================================================================

PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

General

            MPTV, Inc. ("MPTV" or the "Company") is engaged in the timeshare and related entertainment industries. Through its wholly-owned subsidiary, Consolidated Resort Enterprises, Inc. ("CRE"), the Company plans to develop and market timeshare resort properties. The Company's principal asset is a multi-million dollar resort property, called "Lake Tropicana", located in Las Vegas, Nevada adjacent to the MGM Grand Hotel/Casino and Theme Park. MPTV has interests in other properties in California, Florida and Hawaii, and intends to develop additional other properties elsewhere. [The preceding sentence constitutes a forward looking statement (hereinafter identified as "FLS"). Each of the forward looking statements in this Annual Report on Form 10-KSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 1 under "Forward Looking Statements".] The Company plans to market its network of timeshare resorts in part through custom infomercials created through its video and television marketing capabilities.

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

            The Company's strategy seeks to capitalize on the synergy between its resort timeshare and video production and marketing capabilities to create a network of interval ownership resorts throughout the western United States and market them through nationally syndicated infomercials. Management believes that this strategy will provide a large number of prospective purchasers with access to the Company's entire resort network and expanding marketing opportunities while maintaining or improving historical margins (FLS).

            The Company plans to implement this strategy through the following components:

            - Development and Marketing of Lake Tropicana Resort. The Company is currently renovating the Lake Tropicana resort. Development of the resort began in 1994; however, due to liquidity and other financial concerns, the first phase of renovation has been delayed and has yet to be completed. See Item 6 - "Management's Discussion and Analysis or Plan of Operation." Management currently anticipates that phase one of the renovation will be completed in September 1997, subject to obtaining required permits and financing, and that the remainder of the renovation will occur in a number of phases over a period of 12 months (FLS). The phases will include complete renovation of all 176 living units and major common area improvements. Marketing of timeshare units in Lake Tropicana commenced in July 1997.

            -           Acquisition of Additional Timeshare Resort Properties.
                        Management believes that providing prospective purchasers with a variety of timeshare resort opportunities is critical to the cost-effective maximization of sales opportunities. In furtherance of this strategy, the Company signed a letter of intent in 1997 (superseding a letter of intent signed in 1994) to acquire an existing timeshare resort in Kailua-Kona, Hawaii. The letter of intent provides that the resort will be acquired from current owners of individual condominiums. As this property is an existing timeshare resort and has all required permits (subject, in certain cases, to the posting of bonds), the Company anticipates that it will be able to commence sales, subject to availability of funds (of which there can be no assurance), in 1997 (FLS). In addition, in

                        February 1994, MPTV entered into a general partnership to develop, market, sell and manage a timeshare resort in the Palm Springs, California area. Marketing of these timeshare interests is expected to commence after August 1997, subject to the Company's ability to meet financial and other requirements set forth in the general partnership agreement (FLS). There can be no assurance that the Company will be able to meet such requirements. See "-Timeshare Operations - Rancho Mirage Vacation Resort Partnership." Management will continue to investigate and evaluate potential timeshare resort acquisitions, redevelopments and conversions throughout the western United States.

            - Use of Infomercials and Other Video Promotions to Expand Marketing Opportunities. Management recognizes that a significant factor in sales of timeshare units is the ability to reach a large number of prospective purchasers in the most economical manner. MPTV currently intends to merchandise specific vacation timeshare opportunities to designated television markets through celebrity-hosted infomercials (FLS). These half-hour infomercials will feature the Company's timeshare resort properties as well as vacation packages offered by third parties, and will permit interested viewers to call a 24-hour, toll-free number for further information. Management believes that by targeting specific markets, featuring only one venue per show and using contemporary direct response marketing methods, its infomercials will be more economical and efficient than the traditional and time-consuming marketing methods utilized by the majority of developers in the resort timeshare industry
                        (FLS). The Company has financed the production by a third party of "Destination Paradise", an infomercial which has been test marketed on national cable stations as well as approximately 20 broadcast markets. Management considers the test market results to be positive, and intends to proceed to broadcast "Destination Paradise" in additional markets (FLS).

            CRE was organized by James Vellema, its principal shareholder, in October 1992 to provide a vehicle through which to acquire the property known as Lake Tropicana from Glen Ivy Resorts, Inc., a national timeshare development company that was in a Chapter 7 bankruptcy proceeding. The Company acquired the Lake Tropicana project in 1993 through a joint venture with an unaffiliated third party in which CRE held the majority joint venture interest. In June 1993 the acquisition was complete, and Lake Tropicana was acquired subject to its then existing financing. Subsequently, in February 1994, the Company purchased the minority joint venture interest, and now owns 100% of Lake Tropicana. See
Item 2 - "Description of Property," Item 6 "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements.

            Following the acquisition in 1993 of Lake Tropicana, Mr. Vellema sought to acquire a publicly registered corporation to provide greater access to capital to facilitate the conversion of Lake Tropicana to timeshare and through which to conduct a national timeshare development business. He located MPTV during the fall of 1993.

            MPTV, Inc. had been incorporated in the state of Nevada in October 1986 by persons who are unrelated to Mr. Vellema, under the name "United Shoppers of America". MPTV, Inc. originally operated a satellite telecasting home shopping network designed to offer a balanced program of family-oriented entertainment, plus a variety of products that could be ordered through a tollfree telephone number. The home shopping network was subsequently discontinued by its then mangers, but it retained certain assets related to the development and production of television infomercials. The parties conducted negotiations during the fall of 1993.

            In December 1993 CRE completed a "reverse" merger in which the owners of CRE exchanged their shares of CRE for 75% of the outstanding common stock of MPTV and became the principal shareholders of MPTV. See Item 11 - "Security Ownership of Certain Beneficial Owners and Management". As a result, CRE became a wholly-owned subsidiary of MPTV. In the merger, most officers and directors of MPTV resigned (with the exception of one director).

            From December 1993 until November 1994, MPTV restructured its operations by divesting those aspects that were incompatible with a timeshare development business. To assist in the restructuring, CRE filed a Chapter 11 reorganization petition. The reorganization proceeding was commenced in order to position CRE to restructure the underlying financing for the Lake Tropicana property which it had acquired subject to financing, and to pursue certain claims against two of the junior mortgage holders on the property. The proceeding was discharged when all claims were satisfied. During that time management also negotiated a settlement of certain litigation with a former principal stockholder of MPTV and negotiated to acquire a part interest in a Palm Springs California timeshare conversion project and a timeshare development project in Hawaii. See Item 3 - "Legal Proceedings".

            During December 1996, the Company, through CRE, secured a loan of $7,600,000 from Kennedy Financial, Inc. which it applied to pay certain previously existing promissory notes secured by deeds of trust and to pay certain of the costs of remodeling the Lake Tropicana property. This financing was essential because provisions of the previous first trust deed, which was in place on Lake Tropicana when CRE acquired title, prohibited the sale of timeshare intervals in the property. As a result of this refinancing the Company can now proceed to develop and sell timeshare intervals. The Company is seeking additional financing to complete development and marketing of the Lake Tropicana project. See Item 6 - "Management's Discussion and Analysis or Plan of Operation".

Timeshare Operations

            Lake Tropicana Resort/Nevada

            The Company's Lake Tropicana timeshare resort is located in Las Vegas, Nevada. It currently consists of 176 apartment units located in 22 separate buildings, and upon completion of renovation will feature swimming pools, a tennis court, a spa and recreational center, waterfalls and lush landscaping throughout the project (FLS). The 176 units are comprised of 96 two-bedroom units averaging 880 square feet, 56 one-bedroom units averaging 660 square feet and 25 studio units, with dividers, averaging 420 square feet. The Company currently maintains insurance on Lake Tropicana that management considers adequate for comparable properties in similar stages of development.

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

            The Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas. The planned renovation program includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court (FLS). The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages (FLS).

            In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. Management currently anticipates completion of this phase in September 1997, subject to obtaining of required permits and financing, and that the remainder of the renovation will occur in a number of phases over 12 months (FLS). See "- Governmental Regulation" and Item 2 - "Description of Property". After completing phase one of the renovation, the Company plans to commence phases two and three, which will include the renovation of approximately one-half of the 176 timeshare units. Architects retained by the Company are currently preparing plans for the purpose of soliciting fixed bids for remaining phases of the renovations.

            A timeshare owners association has been incorporated and management expects that it will provide the services required by its owners, including the payment of master association assessments. The Company acts as the managing agent for this association, and will receive a management fee for its services. See Item 12 - "Certain Relationships and Related Transactions". Timeshare owners will be required to pay annual assessments on their units, thus providing funding for services and any required maintenance or repairs.

            Rancho Mirage Vacation Resort Partnership

            Effective February 15, 1994 and subject to certain terms and conditions (see below), the Company entered into a general partnership (the "Rancho Mirage Partnership") with GGS Hotel Holdings California, Inc., and certain other affiliates of GGS Co., Ltd. of Tokyo (collectively, "GGS") for the development, marketing, sales and management of a timeshare resort, Rancho Mirage Vacations in Cathedral City, California (in the Palm Springs area). This 96-unit resort is comprised of 24 studio units, 60 one-bedroom units and 12 two-bedroom units, and also contains a pool, spa and meeting area. Each unit also includes a full membership in the Rancho Mirage Country Club (owned by GGS); while using his or her week at the resort, a timeshare owner has full privileges at the Club, and during other times may utilize certain facilities for a nominal charge.

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

            The General Partnership Agreement also states that upon or at any time after the sale of 25% of the total timeshare units at the Rancho Mirage resort, GGS in its sole discretion may sell the resort facility to MPTV for a purchase price of $3,000,000. The purchase price will be reduced in proportion to the percentage of additional timeshare intervals sold at the time GGS elects to sell. All timeshare resort intervals must be sold, and payment for the release of all units received, no later than June 30, 1998. The General Partnership Agreement is also subject to the approval of GGS' creditors and the successful termination of the resort's current motel franchise relationship. At December 31, 1996, GGS' creditors had approved the transaction, but the transactions contemplated by the General Partnership Agreement had not been consummated, pending the commencement of sales of timeshare interests (see below). In addition, MPTV has not yet contributed the required working capital. The parties may also dissolve the Rancho Mirage Partnership at any time; however, to date neither party has effected a dissolution.

            Management currently anticipates that replacement of existing furniture, fixtures and equipment together with minor renovations, will be required at the resort. GGS and MPTV are currently in the process of developing a budget for the renovation and operation of the Rancho Mirage resort. Timeshare permits for the resort have been approved subject to the posting of a required bond. Management currently expects that sales of timeshare interests at the resort will commence in 1997, subject to the availability, and MPTV's contribution to the Partnership, of the required funds (FLS).

            Kona Reefshare Resort/Hawaii

            In June 1994, the Company signed a letter of intent to acquire the Kona Reefshare resort timeshare program, an existing timeshare resort located in Kailua-Kona on the island of Hawaii. This resort is located on the beach and features 129 units, of which 12 have two bedrooms and the balance one bedroom. Common areas include a swimming pool, spa and meeting areas. The Company currently anticipates that minor refurbishing of the resort will be required after consummation of the acquisition. The property currently possesses all required local timeshare permits. While the 1994 letter of intent has expired, the Company entered into a substantially similar letter of intent in 1997 (FLS).

            The Kona Reefshare resort is expected to be acquired from current owners of individual condominiums in increments of no fewer than five units. The resort is currently managed by an unaffiliated third party. Management currently anticipates that sales of timeshare interests at the resort will commence during September 1997, and that final consummation of the acquisition of all available condominium units will occur by the end of 1998 (FLS). However, the commencement of sales and the acquisition of the condominium units will depend, among other factors, on the acquisition of a sufficient number of units to Support sales activities and the availability of adequate financing, of which there can be no assurance. In connection with this transaction, in June 1994 MPTV entered into an agreement to purchase the common stock of a company that has obtained a permit to sell timeshare interests in Hawaii. James C. Vellema, the Company's Chairman and Chief Executive Officer and a principal stockholder, was previously a principal shareholder of such company, but no longer holds an interest in that firm personally. However, a portion of the consideration to be paid by MPTV in this transaction involves the payment of certain liabilities owed by Mr. Vellema to third parties. See Item 12 - "Certain Relationships and Related Transactions".

            Cocoa Beach and Claremont/Florida

            On June 15, 1993 and May 17, 1994, the Company agreed to acquire a total of 655 timeshare intervals at Ocean Landings at Cocoa Beach, Florida and 200 timeshare intervals at the Cities Sun Club in Claremont, Florida (in the vicinity of Orlando). These intervals were acquired from an unrelated third party in consideration for the issuance of an aggregate of 429,958 shares of the Company's Common Stock, 351, 708 shares of which have been isued to date. Although such stock was issued to the third party, the Company has never received the deeds evidencing the timeshare interests. Management currently anticipates that the deeds will be delivered at such time as the shares are registered under the Securities Act or an exemption from such registration is available or that the shares will be returned and cancelled by the Company. On May 17, 1996 the last of such shares became eligible for resale under Rule 144 promulgated under the Securities Act. In the event that the Company receives the timeshare deeds, of which there can be no assurance, it intends to offer the timeshare interests for sale through a Florida broker, and will also utilize the interests to fulfill timeshare exchange and rental requests in Florida.

Timeshare Resort Management

            Through Continental Resort Services, Inc., a wholly-owned subsidiary ("CRS"), the Company intends to provide management and travel services at its timeshare resorts. Such services will include housekeeping, maintenance, reservations and accounting services, as well as various activities. For these services, the Company will receive a management fee equal to approximately ten percent of the gross annual assessment at each resort. See "Management -
Certain Relationships and Related Transactions".

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

            The Company currently intends to market timeshare interests in the Lake Tropicana project through similar on-site presentations ("tours") as well as through infomercials. See "Infomercial and Video Production and Marketing". Each tour will last approximately 90 minutes, and will combine viewing of the project with a structured sales presentation. Management anticipates that prospective buyers of the interval units will come from the large number of visitors on packaged tours of Las Vegas. Prospective buyers will also be solicited through booth locations in the Strip area of Las Vegas. The Company will either enter into an arrangement with a timeshare sales contractor or employ sales staff to provide sales services in Las Vegas with respect to the timeshare interests. The Company also intends to enter into other arrangements with brokers, or will employ sales staff, in California and Illinois to provide sales services for the Lake Tropicana units, subject to receipt of appropriate permits from the respective state agencies. To date, however, no specific brokers have been selected. Management currently anticipates that it will utilize similar marketing and sales methods at its other timeshare resorts; however, no arrangements have yet been made.

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

Infomercial and Video Marketing and Production

            The Company's infomercial and video production and marketing capabilities are designed to provide a synergy to its timeshare resort operations. Management believes that these video capabilities will enable the Company to reach a larger number of prospective timeshare purchasers on a more economical basis.

            -Infomercial Production and Marketing. The Company intends to merchandise specific vacation timeshare opportunities to designated television markets through celebrity-hosted infomercials (FLS). These half-hour infomercials (FLS) will feature on-site locations at the Company's timeshare resort properties as well as vacation packages offered by third parties. A third party has produced a pilot show, called "Destination Paradise", hosted by Morgan Brittany and featuring resort destinations.

            The "Destination Paradise" infomercials will feature travel packages, which will be acquired by barter and discounted purchases. Management anticipates that the packages will include room nights at the subject resorts, tickets from advertised airlines and automobile rentals. In addition, items such as show tickets, gaming privileges and other activities will constitute "value added" items in each package. Interested viewers will be encouraged to call a 24-hour, toll-free number for further information during and after each program, and will then be presented with the marketing programs and promotions utilized by the Company in its traditional marketing campaigns.

            The Company intends to produce six "Destination Paradise" infomercials. Management currently estimates that each episode of "Destination Paradise" will involve a cost of $50,000 to $75,000 (FLS). MPTV has financed the production of the first episode, and management anticipates that future episodes will be financed from cash flow from operations. There can be no assurance that sufficient financing or cash flow will exist to fund future episodes.

            Management currently expects that the "Destination Paradise" infomercials will be produced by an affiliated production company located in Las Vegas.

            -Timeshare Resort Videos. In addition to the "Destination Paradise" infomercials, the Company also intends to produce (through an unaffiliated third party) videos for marketing presentations at its timeshare resorts and at off-site sales offices (FLS). New owners of timeshare interests will also receive a video featuring the resort in which they have purchased an interest.

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

            Permits are required in most states prior to commencing sales of timeshare units. The Company currently intends to market timeshare units for Lake Tropicana in Nevada and California. The requirements of the State of Nevada have been met, pending the posting of bonds for the property owners association assessments and planned renovation. The requirements of the State of California have been substantially met, pending the posting of bonds and issuance of the Nevada permit. The Company anticipates that such final permits will be obtained in Nevada by August 1997, and in California by September 1997, subject to receipt of funds to support the required bonds (FLS). The Company has received permission from the State of Nevada to take reservations for sales under a preliminary permit issued on June 13, 1997.

            The Lake Tropicana project is also subject to certain federal and state environmental laws and regulations, including those affecting the required removal and mitigation of asbestos in the buildings. All construction plans and estimates provide for full compliance with these regulations.

Employees

            At December 31, 1996, the Company had 13 full-time employees. All of these employees are engaged in, or directly support, the Company's activities with respect to the Lake Tropicana project. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

Forward Looking Statements

            The forward looking statements contained in this Annual Report on Form 10-KSB, including those contained in Item 6 - "Management's Discussion and Analysis or Plan of Operation", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

            MPTV has suffered recurring losses from operations and shows a need for additional funding that raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $31,928,219 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurances that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding (which shall, however, be subordinated to the first lien of the Notes in the property which collateralizes the Notes), the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

            The availability of equity and debt financing to the Company is also affected by, among other things, domestic and world economic conditions and the competition for funds as well as the Company's perceived ability to service such obligations should such financing be consummated. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its prospects and comparisons with alternative investment opportunities. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all.

            Shares of the Company's freely tradeable Common Stock may have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial position and liquidity. The Company intends to prepare and file a registration statement with the Securities and Exchange Commission to register these shares. There can be no assurance, however, that such filing will provide an adequate remedy. Until resolved, the impact of such issuances on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

            In the year ended December 31, 1996, the Company issued a significant number of shares of its Common Stock for cash and services rendered. Management became aware in May 1996 that these issuances of Common Stock caused the total number of issued and outstanding shares to exceed the 50,000,000 shares then authorized in the Company's Articles of Incorporation. The Company's Board of Directors immediately approved an increase in the number of shares authorized to 100,000,000, and received consents approving such increase from holders of in excess of a majority of the then-outstanding shares of Common Stock. The Company subsequently filed an amendment to its Articles of Incorporation effecting such increase. Management subsequently determined, however, that the above-referenced increase was not sufficient to provide the Company with the required ability to raise capital or compensate consultants and employees for services rendered to the Company; in addition, the Company's transfer agent indicated that the Company had recently issued shares of Common Stock in excess of the currently authorized number of shares. Accordingly, the Company's Board of Directors determined that it would be in the best interest of the Company to increase the number of authorized shares of Common Stock to 200,000,000. The Company has filed definitive proxy material with the Securities and Exchange Commission, and has solicited and received the consent of its stockholders for such increase and the ratification of the excess issued. However, the recipients of such excess shares may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. There can be no assurance that the ratification of such increase and the excess issuances will provide an adequate remedy for the holders of such excess shares.

            On April 19, 1996, The NASDAQ Stock Market, Inc. ("NASDAQ"), which manages the NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock was formerly listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intended to meet the listing maintenance requirements in the future. The Company filed the Annual Report and submitted the required plan. On June 12, 1996, the Company received a letter from NASDAQ informing the Company that its Common Stock was scheduled to be delisted from the Exchange effective with the close of business on Wednesday, June 26, 1996 for failure to meet certain continuing listing requirements. Although the Company currently satisfies the market float, number of market makers and asset requirements, it does not meet the net worth or share price criteria. The Company requested that NASDAQ conduct an oral hearing to reconsider the decision to delist the Common Stock, and such hearing was held on July 12, 1996 (the delisting was stayed pending the outcome of the hearing). Management subsequently received a letter, dated July 17, 1996 from NASDAQ, informing the Company that its securities were to be deleted from the Exchange effective July 18, 1996. The Company has requested that the NASDAQ Listing and Review Committee review this decision, but the request will not operate as a stay to the deletion of the Common Stock. In the meantime, the Common Stock is listed and traded on the OTC Bulletin Board. There can be no assurance as to the outcome of the pending review.

            As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, subsequent to such delisting, if the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15c2-6 and/or Rule 15g-9 promulgated under the Exchange Act. Under such Rules, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exemptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell their securities in the secondary market.

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

            MPTV's Lake Tropicana timeshare resort is located in Las Vegas, Nevada. The resort currently consists of 176 apartment units located in 22 separate buildings, and features swimming pools, a tennis court, a spa and recreational center, waterfalls and lush landscaping throughout the project. The Lake Tropicana resort is currently encumbered by the following deeds of trust:
(i) a first deed of trust held by Kennedy Financial, Inc., securing a note in the principal amount of $7,600,000, bearing interest at 15% per annum; (ii) a second deed of trust held by Marrcshare Financial, Inc. securing a note in the principal amount of $934,000 at December 31, 1996, bearing interest at a rate of 8% per annum; and (iii) a third deed of trust held by Pacific D.N.S., Inc. (the Company's former joint venture partner), securing a note in the principal amount of $1,813,393 at December 31, 1996, bearing interest at a rate of 8% per annum. The Marrcshare Financial, Inc. and Pacific D.N.S., Inc., notes contain certain provisions for payments to be made in conjunction with each timeshare interval sold. See Item 6 - "Management's Discussion and Analysis or Plan of Operation" and Note 6 of Notes to Consolidated Financial Statements.

            The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, and a new reception building, as well as installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court. The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages. Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,500,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In April 1994, the Company commenced phase one of the project, which involves renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. Management currently anticipates completion of this phase in September 1997, subject to obtaining of required permits and financing, and that the remainder of the renovation will occur in a number of phases over a period of 12 months (FLS). See " - Governmental Regulation". After completing phase one of the renovation, the Company plans to commence phases two and three, which will include the renovation of approximately one-half of the 176 timeshare units.

            Funds spent to date for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of Common Stock to vendors and incurrence of debt.
See Note 8 of Notes to Consolidated Financial Statements. The Company has received a commitment to refinance the existing notes secured by first and second deeds of trust on the project, which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors Ltd.) plus cash flow from operations, to fund the remainder of the renovations (FLS). However, there can be no assurance that the Company will receive financing adequate to complete renovations, whether through refinancing of the existing debt or through financing of timeshare receivables. In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit. The Company currently maintains insurance on Lake Tropicana that management considers adequate for comparable properties in similar stages of development.

            In 1993, the Company acquired 100 acres of undeveloped real estate located near Monticello, Minnesota, from a former consultant to the Company and his affiliated corporation. In 1996, the property was sold to a third party for stock in such third party and assumption of debt.

            On June 15, 1993 and May 17, 1994, the Company agreed to acquire a total of 655 timeshare intervals at Ocean Landings at Cocoa Beach, Florida and 200 timeshare intervals at the Cities Sun Club in Claremont, Florida (in the vicinity of Orlando). These intervals were acquired from an unrelated third party in consideration for the issuance of an aggregate of 429,958 shares of the Company's Common Stock, 351,708 shares of which have been isued to date. Although such stock was issued to the third party, the Company has never received the deeds evidencing the timeshare interests. Management currently anticipates that the deeds will be delivered at such time as the shares are registered under the Securities Act or an exemption from such registration is available or that the shares will be returned and cancelled by the Company. On May 17, 1996, the last of such shares became eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended; however, in the event that the Company receives the timeshare deeds, of which there can be no assurance, it intends to offer the timeshare interests for sale through a Florida broker, and will also utilize the interests to fulfill timeshare exchange and rental requests in Florida.


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

             The parties entered into a settlement agreement effective March 1, 1996 (the Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway will receive the sum of $600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1, 1996; $15,000 on June 1, 1996;
$35,000 on July 1, 1996; and $35,000 on August 1, 1996. The Company is currently in default with respect to the May, June, July and August payments. From August 1, 1996 to August 1, 1999, Gannaway will receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in an amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest per annum. The entire balance will be due and payable on or before August 1, 1999. The Settlement Agreement also provides that MPTV will transfer its video production assets in Florida and the Club Carib weeks to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases shall be exchanged by all parties with respect to all claims and counterclaims.

            On January 8, 1996, the Circuit Court of the Ninth Judicial District in Orange County, Florida, entered a final judgment in the amount of $282,433.36 against the Company in the matter known as Neely v. MPTV, Inc., Successor to United Shoppers of America, Inc. (Case No. CI93-7554). The case was filed in December 1993 by a former consultant to the Company's predecessor, and contained claims for breach of contract and recovery of unpaid wages. The Company has appealed the judgment, and the appeal was denied. The Company intends to vigorously pursue a negotiated settlement of this matter.


ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

            In the fourth quarter of fiscal 1996, MPTV solicited the consent of its stockholders to an increase in the number of authorized shares of Common Stock to 200,000,000 and the ratification of the shares issued in excess of the prior authorized number. The Company received consents from holders of a majoiryt of the then-outstanding shares of Common Stock.


PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            Until July 18, 1996, MPTV's Common Stock was traded under the symbol "MPTV" in the Nasdaq SmallCap Market. Since that date, the Common Stock has been traded on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices per share of the Common Stock for each of the periods indicated, as provided by National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                Bid Prices
                                                ----------

                                            High           Low
                                            ----           ---

1996
            First Quarter                   1/8            2/32
            Second Quarter                  5/32           2/32
            Third Quarter                   2/32           1/32
            Fourth Quarter                  1/32           1/32

1995

            First Quarter                   3/4            15/32
            Second Quarter                  21/32           3/8
            Third Quarter                   9/16            7/32
            Fourth Quarter                  1/4             1/8

            At December 31, 1996, MPTV had approximately 482 holders of record of its Common Stock.

            The Company currently anticipates that all of its earnings will be retained for use in the operation of its business, and the Company has no present intention to pay any cash dividends on the Common Stock in the foreseeable future.

            During the three months ended December 31, 1996, the Company issued an aggregate of 46,380,168 shares of Common Stock to certain consultants, in consideration for services rendered, 14,761,685 shares to investors for cash consideration and 517,410 shares to satisfy certain debt. Such issuances were deemed to be exempt from registration under the Securities Act, in reliance upon
Section 4(6) of the Securities Act as transactions by an issuer with accredited investors. The recipients of securities in each such transaction represented and warranted their status as accredited investors, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about the Company.

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

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

            At December 31, 1996, MPTV was in the development stage, with no significant operating revenues to date. Although management of the Company is in the process of obtaining necessary permits and approvals for development of the Lake Tropicana timeshare resort, and minimal architectural and construction activity occurred in 1996, the timeshare resort is not currently considered under active development. Once such permits and financing are obtained, management expects to complete the first phase of renovation in September 1997
(FLS). Complete renovation will occur in subsequent phases over a period of approximately twelve (12) months (FLS). Marketing of timeshare units in Lake Tropicana commenced in July 1997. Revenue from rentals of the Lake
Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying Consolidated Statements of Operations for the years presented therein. Other revenues are unrelated to the business activities currently in development.

            The Company's expenses in excess of incidental revenues decreased to $141,279 in the year ended December 31, 1996 from $206,175 in the year ended December 31, 1995, a decrease of 31.5%. Such expenses, consisting of the cost of apartment rental activities net of rental income, decreased due to depreciation expense for the Company's Lake Tropicana timeshare resort in 1995. Salaries and related benefit expense of the Company increased slightly by 6.6% to $681,900 in fiscal 1996 from $639,426 in fiscal 1995, due to certain additional advances to an officer. See Item 10 - "Executive Compensation" and Item 12 - "Certain Relationships and Related Transactions".

            Consulting fees paid by the Company decreased in the year ended December 31, 1996 to $2,195,152, from $3,110,741 in the comparable period in 1995, a decrease of 29.4%. The decrease is attributable to a lessened need for consulting and promotional services, due primarily to suspension of the conversion of apartments to timeshare units at Lake Tropicana while permits and additional financing are being obtained.

            The Company's general and administrative expenses in fiscal 1996 increased by 17.3%, to $1,812,199, from similar expenses of $1,545,440 in fiscal 1995, due to several factors. The primary factors contributing to the increase are legal, accounting and professional fees attributable to the infrastructure necessary to operate as a public company since the Reverse Acquisition in December 1993, including the increased effort expended to forestall the delisting of the Company's Common Stock from the NASDAQ SmallCap Market.

            MPTV also incurred interest expense of $1,960,394 in fiscal 1996 as compared to $1,570,517 in fiscal 1995. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held for timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. During the years ended December 31, 1996 and 1995, the Company capitalized interest totalling $0 and $459,884, respectively.

            Due to the factors set forth above, as well as to the payment in fiscal 1995 of a $750,000 committment fee for timeshare financing and a $628,000 provisions for litigation settlements (see Item 3 - "Legal Proceedings"), MPTV incurred a net loss of $5,570,790 for the year ended December 31, 1996, as compared to $8,409,377 for the year ended December 31, 1995.

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

            Consulting fees paid by the Company increased significantly in the year ended December 31, 1995, to $3,110,741 from $669,837 in the comparable period in 1994, an increase of 364.4%. The increase was due primarily to the retention of additional consultants to provide architectural, construction prospect lists and other services. See Note 9 of Notes to Consolidated Financial Statements. The Company also incurred one-time expenses in the year ended December 31, 1995, in the amounts of $628,863 for settlement of litigation and $750,000 for a commitment fee for retail timeshare financing, respectively. See
Item 3 - "Legal Proceedings" and Note 9 of Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

            The Company's consolidated financial statements at December 31, 1996 and for the year then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded assets amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

            The Lake Tropicana resort is currently encumbered by the following deeds of trust: (i) a first deed of trust held by Kennedy Financial, Inc., securing a note in the amount of $7,600,000 bearing interest at 15% per annum;
(ii) a second deed of trust held by Marrcshare Financial, Inc. securing a note in the principal amount of $934,000 at December 31, 1996, bearing interest at a rate of 8% per annum; and (iii) a third deed of trust held by Pacific D.N.S., Inc. (the Company's former joint venture partner), securing a note in the principal amount of $1,813,393 at December 31, 1996, bearing interest at a rate of 8% per annum. The Marrcshare Financial, Inc. and Pacific D.N.S., Inc. notes contain provisions for payments to be made in conjunction with each timeshare interval sold with principal payments to be made at the rates of $125 and $406, respectively, on each interval sold.

            Management currently estimates that Lake Tropicana timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date.

            Funds for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of Common Stock to vendors and incurrence of debt. See Note 8 of Notes to Consolidated Financial Statements. The Company has deposited a portion of thes funds with the holder of one of its deeds of trust, to be held in trust for the development of the Lake Tropicana project. The Company has also received a commitment to refinance the existing notes secured by first and second deeds of trust on the project (see below), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors Ltd.) plus cash flow from operations, to fund the remainder of the renovations (FLS). However, there can be no assurance that the Company will receive financing adequate to complete renovations, whether through refinancing of the existing debt or through financing of timeshare receivables. In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals or condominiums. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit.

            The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Co., Inc. for a private placement of 12% senior secured notes in the aggregate principal amount of $6,800,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). Proceeds from the private placement will be used to refinance a portion of the Lake Tropicana debt and for working and development capital (FLS). There can be no assurance that any funds will be raised from the private debt placement.

            During the year ended December 31, 1996, the Company had net negative cash flow of $188,455. This net negative cash flow was composed of positive cash flow of $3,364,774 from financing activities offset by negative cash flows of $428,400 from investing activities and $3,124,829 from operating activities. Such financing activities consisted primarily of proceeds from the issuance of notes payable, less significant repayments made on notes payable.

            During the fourth quarter of 1996 the Company issued additional shares of its common stock in exchange for certain services including loan guaranties obtained in connection with refinancing certain loans secured by the Lake Tropicana property. During December 1996, the Company through its CRE subsidiary secured a $7,600,000 loan from Kennedy Funding, Inc. secured by a first deed of trust on the Lake Tropicana property; it applied the proceeds to pay certain loans that had been secured by a deed of trust on its Lake Tropicana property and to also pay certain of the costs of remodeling the Lake Tropicana property. This refinancing resulted in the removal of deed of trust provisions which had prohibited the sale of timeshare intervals in the Lake Tropicana property. As a result of this refinancing, the Company is remodeling the property and preparing its marketing program for sales of timeshare intervals.

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

            See pages F-1 through F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Effective January 17, 1997, Corbin & Wertz, MPTV's independent certified public accountants, resigned and MPTV's Board of Directors approved a change in independent certified accountants from Corbin & Wertz to Sarna & Company.

            The independent auditors' reports issued by Corbin & Wertz on MPTV's consolidated financial statements for the years ended December 31, 1995 and 1994 did not contain an adverse opinion or disclaimer of opinion, and such reports were not modified for any departure from generally accepted accounting principles or for any limitation of audit scope. The report of Corbin & Wertz for the year ended December 31, 1994 contained an explanatory paragraph regarding uncertainty about MPTV's ability to continue as a going concern. The report of Corbin & Wertz for the year ended December 31, 1995 contained explanatory paragraphs regarding uncertainty about (1) MPTV's ability to continue as a going concern, (2) the amounts for which MPTV may be liable as a result of sales of equity securities in violation of Federal and state securities laws, and (3) the potential delisting of MPTV from the Nasdaq SmallCap Market. During the above-referenced years ended December 31, 1995 and 1994, there were no disagreements with Corbin & Wertz on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which would have caused Corbin & Wertz to reference such matters in their reports, except that during the year ended December 31, 1995, management of MPTV capitalized interest on MPTV's property held for timeshare development in reliance on Statement of Financial Accounting Standards No. 34. Corbin & Wertz determined that such capitalization was not appropriate due to the relatively inactive state of redevelopment of the Lake Tropicana Apartments (property held for timeshare development). Management resolved the disagreement by expensing a substantial portion of the interest capitalized during 1995 in the fourth quarter of 1995.

Corbin & Wertz was requested to read a draft of MPTV's Quarterly Report on Form 10-QSB for the nine months ended September 30, 1996. In connection with such reading, Corbin & Wertz requested in writing that management of MPTV consider expanding certain disclosures and making certain adjustments to conform to generally accepted accounting practices. Specifically, Corbin & Wertz suggested:

            - Expanded disclosure of potential violations of Federal securities laws with respect to the issuance of certain shares of Common Stock;

            - Disclosure of the nature of the services provided to MPTV for approximately 58,000,000 shares of Common Stock valued at approximately $2.9 million (Corbin & Wertz believed that a table reflecting the total shares and services would assist the users of the financial statements to better understand the nature and benefit of these services provided to MPTV);

            - Expensing interest capitalized to property held for timeshare development during the nine months ended September 30, 1996;

            - Disclosure of the "as is" value of the Lake Tropicana Apartments (approximately $6,000,000) which may be realized in the event the timeshare development does not proceed and/or foreclosure on such property occurs by the senior secured lenders;

            - Disclosure of the nature of the increase in other assets/prepaid expenses and an assessment of whether such amounts are properly capitalized; and

            - Disclosure of the write-off of the land held for sale aggregating $360,000.

            Management of MPTV reviewed the correspondence from Corbin & Wertz and determined that the Form 10-QSB accounting treatments and disclosures were adequate.

            In accordance with the rules of the Securities and Exchange Commission, MPTV requested Corbin & Wertz to furnish MPTV with a letter to the Commission, which letter was filed as an exhibit to a Current Report on Form 8-K dated January 17, 1997.


PART III.

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The following table provides certain information regarding the Company's directors and executive officers at December 31, 1996:

            Name         Age          Position
            ----         ---          --------
James C. Vellema         58           Chairman of the Board, Chief Executive
                                      Officer and Chief Financial Officer

Hurley C. Reed           60           President, Chief Operating Officer
                                      and a Director

Raymond Rasmussen(1)     48           Director

----------
(1)  Mr. Rasmussen resigned effective March 17, 1997.

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

            Raymond H. Rasmussen has served as a Director of MPTV since March 1993. From March 1993 through October 1994, he also served as Chairman of the Board and Chief Executive Officer of the Company. Since 1991, he has also served as Chairman/Chief Executive Officer of Anova Corp, a Minneapolis-based publicly held holding company with international interests. He served as Chairman/Chief Executive Officer of Select Gas, Inc., a publicly held oil and gas company from 1990 to 1992, and as Chairman/Chief Executive Officer of Braxton Industries, Inc., a publicly held railroad tie recycling company, from 1982 to 1989. He has also served as CEO and President of various privately held companies.

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

Compliance with Section 16 of the Securities Exchange Act

            Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and holders of 10% or more of the Company's Common Stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all such reports filed with the SEC. The Company does not have any information which indicates that any director, executive officer or 10% shareholder of the Company during the year ended December 31, 1996, did not timely report transactions as required under the Securities Exchange Act of 1934, with the exception of the Forms 4 to be filed by Mr. Vellema evidencing certain purchases of MPTV Common Stock on the open market. In making the foregoing disclosure, the Company has relied solely on its review of copies submitted to it of Forms 3, 4 and 5 filed by such persons with the SEC with respect to the year ended December 31, 1996.


ITEM 10.                EXECUTIVE COMPENSATION.

            The following table sets forth information concerning compensation for the Company's fiscal year ended December 31, 1996, awarded to, earned by or paid to the individuals serving as Chief Executive Officer of the Company during such year and to certain other executive officers of the Company (collectively, the "Named Executive Officers").

                                                                                                       Long Term
                                                                                                      Compensation
                                                                                                      ------------

                                                                  Annual Compensation                   Awards
                                                       ----------------------------------------         ------

                                                                                                       Securities
                                                                                                       Underlying
Name and Principal Positions               Year         Salary         Bonus          Other          Options/SARs(#)
----------------------------               ----         ------         -----          -----          ---------------
James C. Vellema,                          1996         $325,000         --         $140,000(2)           --
Chairman of the Board and Chief            1995         $198,077         --         $ 97,000(3)         150,000
Executive and Financial Officer(1)         1994         $212,500         --             --              150,000


Hurley C. Reed,                            1996         $195,000         --         $   --                --
President (4)                              1995         $142,500         --         $ 11,000(5)          50,000
                                           1994         $135,000         --             --               50,000

----------

     (1) Mr. Vellema became Chairman and Chief Executive Officer of MPTV in November 1994.

     (2) Includes approximately $140,000 of advances paid pursuant to Mr. Vellema's employment agreement; excludes approximately $53,000 paid to Mr. Vellema's spouse under a consulting agreement. See Note 7 of Notes to Consolidated Financial Statements.

     (3) Includes approximately $97,000 of advances paid pursuant to Mr. Vellema's employment agreement; excludes approximately $45,000 paid to Mr. Vellema's spouse under a consulting agreement. See Note 7 of Notes to Consolidated Financial Statements.

     (4)  Mr. Reed became President of the Company in November 1994.

     (5) Includes approximately $11,000 of advances paid pursuant to Mr. Reed's employment agreement.

Option Grants in Last Fiscal Year

            No options were granted to any of the Named Executive Officers in the year ended December 31, 1996.


Fiscal Year Option Exercises and Fiscal Year-End Option Values

            Shown below is information regarding unexercised stock options held by the Named Executive Officers at December 31, 1996. No stock options were exercised by the Named Executive Officers during 1996.

                        Number of                   Value of Unexercised
                        Unexercised Options At      In-the-Money Options At
Name                    Fiscal Year End (#)         Fiscal Year End ($)
----                    -------------------         -------------------

                        Exercisable  Unexercisable  Exercisable   Unexercisable
                        -----------  -------------  -----------   -------------
James C. Vellema        150,000         --           $     0           --

Hurley C. Reed          50,000         --            $     0           --

Employment Agreements

            Effective January 1, 1994, James C. Vellema entered into a two-year employment agreement (subject to automatic renewal on a year-to-year basis unless cancelled) to serve as MPTV's Chief Operating Officer. The agreement provides for annual compensation of $300,000, in the form of a draw against commissions of 1.5% on all retail timeshare sales of the Company and 1% of the Company's pre-tax net earnings. Mr. Vellema may also receive a bonus at the discretion of the Board of Directors. As of December 31, 1996, MPTV had advanced an aggregate of approximately $903,000 to Mr. Vellema, slightly in excess of the maximum amount permitted under the employment agreement. In connection with the employment agreement, Mr. Vellema was granted two-year options to purchase an aggregate of 150,000 shares of MPTV Common Stock at a price of $2.50 per share (the option price was lowered by the Board of Directors in November 1994 to $0.50 per share, and the expiration date of the options was extended in 1995 to December 31, 1997).

            Effective January 1, 1994, Hurley C. Reed entered into a two-year employment agreement (subject to automatic renewal on a year-to-year basis unless cancelled) to serve as MPTV's Executive Vice President. The agreement provides for annual compensation of $207,000, plus commissions of 0.5% on all retail timeshare sales of the Company and 1.5% of the Company's pre-tax net earnings. Mr. Reed may also receive a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Reed was granted two-year options to purchase an aggregate of 50,000 shares of MPTV Common Stock at a price of $2.50 per share (the option price was lowered by the Board of Directors in November 1994 to $0.50 per share, and the expiration date of the options was extended in 1995 to December 31, 1997).

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 31, 1996 by (i) each person known by the Company to beneficially own five percent or more of the Common Stock; (ii) each current Director of the Company; (iii) the Named Executive Officers; and (iv) all current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, except as otherwise indicated.

                                                            Shares          Percent
                                                         Beneficially         of
Name and Address of Beneficial Owners(1)                    Owned            Class
----------------------------------------                    -----            -----
Reinhold Pfahler                                          9,130,000           5.6%

Harlan Erickson                                           9,037,263           5.6%

Kenneth Oberlin                                           8,916,000           5.5%

James C. Vellema and Kathryn M. Vellema, joint tenants    4,428,280(2)        2.7%

Hurley C. Reed                                               50,000(3)          *

Raymond Rasmussen                                           532,000(4)          *

All Directors and executive officers as a group           5,010,280(2)(3)(4)  3.1%
    (three persons)

----------
*Less than one percent

(1) Unless otherwise indicated, the address of each of the persons listed above is MPTV, Inc., 3 Civic Plaza, Suite 310, Newport Beach, California 92660.

(2) Includes options to purchase 150,000 shares, all of which are exercisable within 60 days of December 31, 1996.

(3) Comprised of options to purchase 50,000 shares, all of which are exercisable within 60 days of December 31, 1996.

(4) Includes options to purchase 525,000 shares, all of which are exercisable within 60 days of December 31, 1996.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            CRS acts as the managing agent for the timeshare owners association incorporated at the Company's Lake Tropicana timeshare resort. CRS will receive a management fee for such services equal to approximately ten percent of the gross annual assessment at the resort; however, no such fee was paid during the year ended December 31, 1996. Management also anticipates providing similar services to, and receiving similar fees from, its other resorts.

            In June 1994, MPTV entered into an agreement with James C. Vellema and an unrelated individual to purchase all of the outstanding common stock of Reefshare, Ltd. ("Reefshare") in exchange for a number of restricted shares of MPTV Common Stock to be determined. Reefshare currently owns a permit to sell timeshare interests in the State of Hawaii. In order to consummate this transaction, the Company must pay approximately $500,000 of liabilities owed by the sellers (including Mr. Vellema) to certain third parties and satisfy in full a $262,000 note receivable (see below). As of December 31, 1996, such payment had not occurred.

            Since December 1994, MPTV has advanced $402,000 to James C. Vellema. Of this amount, $262,000 has been due since December 15, 1994. These amounts are payable upon demand by the Company. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 13.                EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits are filed as part of this Report:

Exhibit
  No.                   Description of Exhibit
-------                 ----------------------

 3.1                    Company's Articles of Incorporation.(1)

 3.1(a)                 Certificate of Amendment to Articles of Incorporation.*

 3.2                    Company's Revised Bylaws.(1)

10.1                    Company's Incentive Stock Option Plan dated December 7, 1986.(2)

10.6                    Stock Purchase Agreement, dated December 20, 1993, by and among the Company, CRE, James
                        C. Vellema and the Donald G. Saunders and Bonnie Saunders 1987 Family Trust.(3)

10.7                    Form of Employment Agreement, dated January 1, 1994, between the Company and Raymond
                        H. Rasmussen.(4)

10.8                    Employment Agreement, dated January 1, 1994, between the Company and James C. Vellema.(4)

10.9                    Employment Agreement, dated January 1, 1994, between the Company and Hurley C. Reed.(4)

10.10                   General Partnership Agreement, dated February 15, 1995, by and among the Company, GGS
                        Hotel Holdings California, Inc. and N.J.F. Palm Springs Co., Ltd.(4)

10.11                   Agreement for Purchase and Sale of Joint Venture Interest, dated as of December 25, 1993, by and between the Registrant, CRE and Pacific D.N.S., Inc.(5)

10.12                   Agreement for Purchase and Sale of Stock, dated as of March 22, 1995, by and among Las Vegas
                        Entertainment Network, Pacific D.N.S., Inc., CRE and the Registrant.(4)

10.13                   Agreement for Purchase and Sale of Stock, dated as of June 29, 1994, by and among B.I.B.M.,
                        Inc., James C. Vellema and Kathryn M. Vellema and the Registrant.(4)

10.14                   Consulting Agreement and Warrant Agreement between the Company and Fenway Group.*

10.15                   Underwriting Agreement between the Company and J.E. Liss, Inc.*

10.16                   Consulting Agreement between the Company and Pidimenko.*

10.17                   Partnership Agreement, dated November 10, 1995, between the Company and Robert V. Jones
                        Corp.*

10.18                   Loan Agreement between the Company and Kennedy Financial, Inc.*

22.1                    Subsidiaries of the Registrant.*

27.1                    Financial Data Schedule.

----------
*     To be filed by amendment.

(1) Incorporated by reference to the Registration Statement on Form S-18 (File No. 33-10983-LA).

(2) Incorporated by reference to Post-Effective Amendment to the Registration Statement on Form S-18.

(3) Incorporated by reference to Current Report on Form 8-K, filed with the Commission on January 4, 1994.

(4) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1994.

(5) Incorporated by reference to Current Report on Form 8-K, filed with the Commission on March 14, 1994.

          (b)   Report on Form 8-K.

                Not applicable.

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1996

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

Item 7 - Financial Statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditor's Report .  .  .  .  .  .  .  .  .  .  .  .  .  .   F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets.  .  .  .  .  .  .  .  .  .  .  .  .  .   F-3

  Consolidated Statements of Operations.   .   .  .  .  .  .  .   .   . F-4

  Consolidated Statements of Stockholders'
  (Deficit) Equity .   .                .  .   .  .  .  .  .  .  F-5 to F-6

  Consolidated Statements of Cash Flows .  .  .  .  .  .  .  .   F-7 to F-8

  Notes to Consolidated Financial Statements .  .  .  .  .  .   F-9 to F-19

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
MPTV, Inc.

We have audited the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), a development-stage company, and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of MPTV's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of MPTV, Inc. and subsidiaries as of December 31, 1995 and as of December 31, 1994 were audited by other auditors whose reports dated May 7, 1996 and April 14, 1995 on those statements included explanatory paragraphs that raised substantial doubt about the company's ability to continue as a going concern. In addition, the auditor's reports contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to consolidated financial statements, MPTV is in the development stage and has incurred cumulative net losses of $31,928,219 since its inception. As discussed further in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. Management has initiated corrective action with regards to these issuances. However, in addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer or government action that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by NASDAQ Stock Market, Inc. ("NASDAQ"), and has had its stock delisted from the NASDAQ SmallCap Market Exchange. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to take place. MPTV has minimal cash reserves and requires continual capital infusements to pay operating expenses, interest, and note payable obligations. These factors and capital deficiencies raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Sarna & Company
Westlake Village, California
April 5, 1997
                                       F-2

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                    December 31,    December 31,
                                                        1996            1995
                                                    ------------    ------------
Cash                                                $     35,341    $    223,796
Cash restricted-construction deposits                    624,400         220,000
Land held for sale                                          --           360,000
Property held for timeshare development               16,098,289      16,170,614
Property and equipment                                    38,702          77,274
Deferred financing costs, net of accumulated
 amortization of $1,046,328                                 --           252,562
Other receivables                                        254,352            --
Other assets                                              81,656          35,229
Due from related parties                                 157,423            --
                                                    ------------    ------------

    Total assets                                    $ 17,290,163    $ 17,339,475
                                                    ============    ============


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


Liabilities
  Notes payable                                    $ 11,597,996    $ 11,818,361
  Other notes payable                                 5,180,582       1,584,000
  Accrued interest                                      706,761       1,923,653
  Other accrued liabilities                             641,154       1,156,945
  Accounts payable and accrued expenses                 404,734         470,864
  Due to related parties                                201,371         223,189
                                                   ------------    ------------

    Total liabilities                                18,732,598      17,177,012
                                                   ============    ============

Commitments and contingencies (see notes)

Stockholders' (deficit) equity:
  Common stock, $.05 par value, 200,000,000
   shares authorized, 162,406,691 issued
   1996 and 34,487,390 issued 1995                    8,120,335       1,874,370
  Additional paid-in capital                         22,365,449      23,529,022
  Services to be rendered                                  --           (38,500)
  Stock subscription receivable                            --           (45,000)
  Accumulated deficit                               (31,928,219)    (25,157,429)
                                                   ------------    ------------

    Total stockholders' (deficit) equity             (1,442,435)        162,463
                                                   ------------    ------------

    Total liabilities and stockholders'
     (deficit) equity                              $ 17,290,163    $ 17,339,475
                                                   ============    ============





                 See Notes to Consolidated Financial Statements
                                       F-3

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                    Year Ended     Year Ended      Year Ended
                                    December 31,   December 31,    December 31,
                                       1996            1995            1994
                                   ------------    ------------    ------------

Revenues                           $    ---        $    ---        $     ---
                                   ------------    ------------    ------------
Costs and expenses:
  Excess of expenses over
   revenues from incidental
   operations                           141,279         206,175         116,172
  Reorganization items                     --              --            14,596
  Salaries and related benefits         681,900         639,426         916,264
  Consulting fees                     2,195,152       3,110,741         669,837
  Provision for litigation
   settlements                             --           628,863            --
  Commitment fee for timeshare
   financing                               --           750,000            --
  General and administrative          1,812,199       1,545,440       1,453,493
  Interest                            1,960,394       1,570,517           5,132
  Other income                          (20,134)        (41,785)        (48,630)
                                   ------------    ------------    ------------

Loss before extraordinary item
 and minority interest               (6,770,790)     (8,409,377)     (3,126,864)
                                   ------------    ------------    ------------

Minority interest in
 consolidated subsidiary                   --              --           130,500
                                   ------------    ------------    ------------

Net loss                             (6,770,790)   $ (8,409,377)   $ (2,996,364)
                                   ============    ============    ============

Net loss per share                 $      (0.09)   $      (0.37)   $      (0.25)
                                   ============    ============    ============

Weighted average shares
 outstanding                         80,955,316      22,871,368      12,221,575
                                   ============    ============    ============

























                 See Notes to Consolidated Financial Statements
                                       F-4

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    Number                    Additional     Services        Stock                        Total
                                      of         Common         Paid In       to be        subscription  Accumulated   Stockholders'
                                    Shares        Stock         Capital      Rendered      Receivables     Deficit   (Deficit)Equity
                                 -----------    ----------    -----------   -----------    -----------   -----------    -----------
Balances, January 1, 1994          9,994,004      499,700     13,407,279          --             --      (13,751,688)       155,291

Common stock issued for cash       2,145,817      107,291      2,244,508          --             --             --        2,351,799

Common stock issued for
 services                          1,021,595       51,080        681,572      (104,500)          --             --          628,152

Common stock issued for
 timeshare project costs             320,400       16,020        464,580          --             --             --          480,600

Common stock issued for
 note receivable                      96,375        4,819        187,931          --         (192,750)          --             --

Common stock issued for
 purchase of minority
  interest                           400,000       20,000      1,848,645          --             --             --        1,868,645

Net loss                                --           --             --            --             --       (2,996,364)    (2,996,364)
                                 -----------    ----------    -----------   -----------    -----------   -----------    -----------

Balances, December 31, 1994       13,978,191      698,910     18,834,515      (104,500)      (192,750)   (16,748,052)     2,488,123
                                 -----------    ----------    -----------   -----------    -----------   -----------    -----------

Common stock issued for
 services rendered                10,128,577      506,428      2,141,249          --             --             --        2,647,677

Common stock issued for
 payment of loan fees
  and interest                     1,720,000       86,000        758,800          --             --             --          844,800

Common stock issued for cash       4,376,096      218,805        686,143          --             --             --          904,948

Common stock issued for
 timeshare project costs           2,570,000      128,500        641,626          --             --             --          770,126

Common stock issued for
 exercise of warrants              4,029,526      201,477        527,655          --             --             --          729,132

Provision for uncollectible
 stock note                             --           --         (192,750)         --          192,750           --             --

Services provided for stock
 previously issued                      --           --             --          66,000           --             --           66,000

Collection of stock receivable          --           --             --            --          (45,000)          --          (45,000)

Common stock issued for
 satisfaction of liabilities         685,000       34,250        131,784          --             --             --          166,034

Net loss                                --           --             --            --             --       (8,409,377)    (8,409,377)
                                 -----------    ----------    -----------   -----------    -----------   -----------    -----------

Balances, December 31, 1995       37,487,390    1,874,370     23,529,022       (38,500)       (45,000)   (25,157,429)       162,463
                                 -----------    ----------    -----------   -----------    -----------   -----------    -----------

                 See Notes to Consolidated Financial Statements
Continued                           F-5

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                    Number                    Additional     Services        Stock                        Total
                                      of         Common         Paid In       to be        subscription  Accumulated   Stockholders'
                                    Shares        Stock         Capital      Rendered      Receivables     Deficit   (Deficit)Equity
                                 -----------    ----------    -----------   -----------    -----------   -----------    -----------
Common stock retired                (34,483)       (1,724)         (9,881)         --             --            --        (11,605)

Common stock issued for
 services and compensation      104,908,022     5,245,401        (875,843)       38,500         45,000          --      4,453,058

Common issued for cash           19,261,685       963,084        (299,899)         --             --            --        663,185

Common stock issued for
 satisfaction of liabilities        784,077        39,204          22,050          --             --            --         61,254

Net loss                               --            --              --            --             --      (6,770,790)  (6,770,790)
                                -----------    ----------    ------------   -----------    -----------  ------------  -----------

Balances, December 31, 1996     162,406,691    $8,120,335    $ 22,365,449   $     --       $     --     $(31,928,219) $(1,442,435)
                                ===========    ==========    ============   ===========    ===========  ============  ===========




                 See Notes to Consolidated Financial Statements
                                       F-6

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                      Year Ended     Year Ended     Year Ended
                                     December 31,   December 31,   December 31,
                                          1996          1995           1994
                                      -----------    -----------    -----------
Cash flows from operating
 activities:
Net loss                              $(6,770,790)   $(8,409,377)   $(2,996,364)
Noncash items
  included in net loss:
   Depreciation and
    amortization                          558,562        807,854        273,853
   Minority interest in loss
    of joint venture                         --             --         (130,500)
  Common stock issued for
   services rendered                    4,369,558      2,899,336        600,652
  Notes payable issued for
   services rendered                       91,371         82,500           --
  Common stock issued for
   loan fees                                 --          844,800           --
  Provision for loss of land
   held for sale                             --          130,668           --

(Increase) decrease in
 operating assets:
  Land held for sale                      360,000           --             --
  Property held for timeshare
   development                           (263,675)      (307,004)    (1,183,934)
  Property and equipment                  (38,572)          --             --
  Other receivables                       389,348           --             --

Increase (decrease) in
 operating liabilities:
  Accrued interest                     (1,216,892)       561,807        417,304
  Other accrued liabilities              (515,791)          --             --
  Accounts payable and accrued
   liabilities                            (66,130)       911,399        353,831
  Due to related parties                  (21,818)          --             --
                                      -----------    -----------    -----------

  Cash used by operating
   activities:                         (3,124,829)    (2,478,017)    (2,665,158)
                                      -----------    -----------    -----------

Cash flows from investing
 activities:

  Construction deposits                  (404,400)      (220,000)          --
  Other assets                            (24,000)        44,526        129,487
  Purchase of furniture and
   equipment                                 --           (8,573)          --
                                      -----------    -----------    -----------

Cash (used for) provided by
 investing activities:                   (428,400)      (184,047)       129,487
                                      -----------    -----------    -----------







                 See Notes to Consolidated Financial Statements
Continued                             F-7

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                             Year Ended         Year Ended        Year Ended
                             December 31,       December 31,      December 31,
                                 1996               1995             1994
                             -----------        -----------       -----------
Cash flows from financing
 activities:

  Proceeds from issuance of
   notes payable              10,981,500          1,329,500             ---
  Principal repayments on
   notes payable              (8,271,835)           (70,059)          (36,509)
  Net advances from (to)
   affiliates, net                 3,529            (21,910)           49,400
  Proceeds from the issuance
   of common stock net           651,580          1,634,086         2,351,799
                             -----------        -----------       -----------
Cash provided by (used for)
 financing activities:         3,364,774          2,871,617         2,364,690
                             -----------        -----------       -----------

  (Decrease) increase in cash   (188,455)           209,553          (170,981)

  Cash, beginning of year        223,796             14,243           185,224
                             -----------        -----------       -----------

  Cash, end of year          $    35,341        $   223,796       $    14,243
                             ===========        ===========       ===========

Supplemental cash flow
 information-
  Cash paid for interest     $ 1,708,078        $   830,473       $   288,137
                             ===========        ===========       ===========



Supplemental disclosure of noncash investing and financing activities -



See notes to consolidated financial statements for noncash transactions relating to common stock issued for consulting services, timeshare unit project costs and expenses, satisfaction of certain notes payable, deferred finance costs and acquisitions.







                 See Notes to Consolidated Financial Statements
                                       F-8

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MPTV, INC, Consolidated Resort Services, INC. and W.J.N. & Associates, INC. (collectively referred to as "MPTV" or as the "Company"). All material intercompany balances have been eliminated. Certain limited reclassification and format changes have been made to prior years amounts to conform to the current year presentation.

The consolidated financial statements are presented in accordance with generally accepted accounting principals which require management to make estimates regarding asset valuations and their realization, the outcome of litigation, and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgement and available information. As such, actual results could differ materially from those estimates.

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $31,928,219 since its inception on October 1992. MPTV is also in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. The company requires capital for its timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses, interest and note obligations. MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt, the securing of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements of MPTV do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

DEVELOPMENT STAGE COMPANY

MPTV meets the guidelines of SFAS No. 7 and as such is classified as a development - stage company. As a means of surviving its development stage, MPTV is in a continual stage of issuing stock and renegotiating debt.

PRO FORMA COMPENSATION EXPENSE

MPTV accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method in SFAS No. 123, "Accounting for Stock Based Compensation". Stock options issued by MPTV during 1996 and previous years carry exercise prices that are six and above times the Company's current share trading price. Until the company can resolve its going concern problems, exercise of any of these options within the next five years is unlikely. Accordingly, no pro forma compensation expense is reported in these financial statements.




Continued                          F-9

                           MPTV, INC. AND SUBSIDIARIES
                          (A Development-Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued

Improper Issuances of Common Stock

Shares of freely tradable common stock have been issued without proper registration under Federal and state securities laws. Management has initiated corrective action with regards to these issuances. However, in addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. Management of MPTV intends to file the necessary registration statements to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy.

The NASDAQ SmallCap Market Exchange

On April 19, 1996, The NASDAQ Stock Market, Inc. ("NASDAQ"), which manages the NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's common stock is listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements. The company has since been informed that it was delisted from the Exchange.

Property Held For Timeshare Development

Property held for timeshare development, commonly referred to as, the Lake Tropicana Apartments in Las Vegas, Nevada, are currently being rented on a month-to-month basis until such time the property can be developed and sold as timeshare units. During the periods in which the apartments are rented, the property is being depreciated using a life of 30 years. The Lake Tropicana Apartments (the "Timeshare Property") is stated at the lower of cost or net realizable value and includes direct and indirect costs, as well as allocated interest incurred in connection with the acquisition and development of the underlying properties.

Although management is in the process of obtaining necessary permits and approvals, and some minimal architectural and construction activity has occurred during 1995 and 1996, the Timeshare Property is not deemed to be actively under development for accounting purposes. Management is seeking the necessary financing to facilitate to continuation of active development. There can be no assurances that active development of the Timeshare Property will resume.

In the determination of net realizable value for the purposes of assessing the appropriateness of the carrying values reflected for the Timeshare Property, management has assumed that all necessary financing needs will be met and that timeshare development will continue. Given the financial concerns of the Company, MPTV may not be able to achieve these goals. Should MPTV not be able to successfully develop the Lake Tropicana Apartments into timeshare units, the net realizable value of the Timeshare Property would be substantially below its carrying value at December 31, 1996. Appraisals indicate that the "as is" fair market value (a valuation based on the current use of the property without consideration of its development into timeshare units) of the Lake Tropicana Apartments is approximately $6,000,000.






Continued                             F-10

                           MPTV, INC AND SUBSIDIARIES
                        (A Developmental - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  Continued

Capitalized Interest

Interest is capitalized to the timeshare property during periods of active development based on qualifying assets, using a method which approximates the effective interest rate method. The project ceased to be under active development for accounting purposes in April 1995. Interest incurred, including the amortization of deferred financing costs, in 1995 and 1994 totaled $2,030,401 and $1,482,182, respectively. Interest capitalized in 1995 and 1994 totaled $459,884 and $1,477,049, respectively. Interest capitalized in 1996 was $0.

Property and Equipment

Property and equipment are being depreciated on a straight-line basis over five to seven years. Expenditures for maintenance and repairs are charged to operations, as incurred, while betterments are capitalized.

Construction Deposits

Pursuant to an agreement with the holder of a trust deed note payable the Company has made deposits to such note holder, to be held in trust, for the use in the development of the Lake Tropicana Apartment into timeshare units.

Deferred Finance Costs

Cost incurred during 1995 and 1994 in connection with certain of the Company's financing arrangements are deferred and amortized over the term of the note using the effective interest method. Amortization of deferred financing costs for the years ended December 31, 1995, 1994 and since inception totaled $505,123, $541,205 and $1,046,328, respectively, of which $505,123, $0 and
$505,123, respectively, has been reflected as interest expense and $0, $541,205 and $541,205, respectively, has been capitalized to properly held for timeshare development. No deferred finance costs were recorded in 1996.

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

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, a liability method is used whereby deferred tax assets and



Continued                          F-11

                           MPTV, INC. AND SUBSIDIARIES
                         (A Development - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  Continued

liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments

Financial Accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose, when reasonably attainable, the fair values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of its secured and unsecured notes payable and certain investments. Management has determined that it is not practicable to estimate fair value of its secured and unsecured notes payable because of the complexity of the debt arrangements and the lack of an active market with which to obtain reasonable comparables for the terms and interest rates of such debt. When applicable, the fair market value of investments have been determined using available market trading data.

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average shares outstanding during such period. The effect of common stock equivalents would be antidilutive for all periods and is not included in the net loss per share calculations.

NOTE 2 - JOINT VENTURES AND ACQUISITIONS

Acquisition of Minority Interest in Joint Ventures

On February 24, 1994, MPTV acquired the 45% minority interest in the "Venture" from Pacific DNS, for an aggregate purchase price of $3,737,291 consisting of an 8% promissory note for $1,868,645, collateralized by a deed of trust on the Lake Tropicana Apartments and guaranteed by MPTV and 400,000 shares of the Company's common stock valued at $1,868,645 (see below). MPTV agreed to register said shares under the Securities Act of 1933, as amended, no later than October 31, 1994. If these shares were not registered by that date, Pacific had the right to cancel the transaction, and return the shares for Pacific's joint venture interest purchased by MPTV. In the event that the proceeds to Pacific DNS from the sale of the shares were less than $1,868,645, MPTV agreed to issue to Pacific DNS, and register pursuant to the Securities Act of 1933, that number of additional shares which, if registered and sold, would yield proceeds, together with those received from the sale of the original shares, equal to $1,868,645. Accordingly, the value of the 400,000 common shares was based on the guaranteed value referred to above upon registration and sale of such securities.

On March 22, 1995, the Company agreed to purchase the 400,000 common shares from Pacific DNS for $1,868,645. The Company's purchase consideration will be a non-interest bearing note with a maturity date of August 1, 1998, with a principal reduction requirement of $205 for each timeshare interval sold. The purchase of the shares is contingent upon terms and conditions, one of which is the consummation of the refinancing. As a result, the shares of common stock are reflected as outstanding and the purchase obligation has not been accrued in the accompanying consolidated balance sheet.





continued                          F-12

                           MPTV, INC AND SUBSIDIARIES
                         (A Development - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 2 - JOINT VENTURES AND ACQUISITIONS,  Continued

OTHER VENTURES

On February 15, 1994, the Company entered into partnership agreement with GGS Hotel Holdings California and certain other parties (together referred to as "GGS"), to convert 96 lodging units located in Cathedral City, California, into timeshare units. The Company must provide $500,000 in working capital to the partnership, as well as the expertise and management to develop and market the properties. The partnership agreement provides for the allocation of profits and losses based on ownership interest. The Company has not contributed the capital necessary to the partnership. GGS must obtain a partial security interest release in order for timeshare units to be sold which has been obtained. The parties retain the right to dissolve the partnership at any time. No dissolution by either party has been effected to date. A sales facility is being established in preparation of the commencement of sales.

In June 1993, as subsequently amended on May 17, 1994, the Company entered into an arrangement to acquire 855 timeshare units located in Florida for 429,958 shares of its common stock, 351,708 of which were issued in May, 1994, all of which are subject to registration under the Securities Act of 1933. The Company has been unable to register such shares and, as a result, the transaction was not completed by the parties. The shares were issued to the seller, however, these shares are not considered outstanding in the accompanying consolidated statement of stockholders' equity as no valid consideration has been received by the Company. Management believes that the transaction will be completed or the shares will be returned and canceled by the Company.

Related Party Venture

On June 29, 1994, the Company entered into a stock purchase agreement with an officer and an unrelated individual to acquire all the outstanding common stock of Reefshare, Ltd. ("Reefshare") for an amount of restricted common stock of MPTV. Reefshare is to obtain a permit to sell timeshares in Hawaii. As further consideration, the Company is to pay certain liabilities aggregating approximately $500,000 to certain unrelated parties and is to satisfy in full the note receivable from officer. Certain other liabilities secured by real estate will also be assumed. The transaction is to be consummated at a time mutually agreeable by all parties and upon satisfaction of the $500,000 of indebtedness to third parties and the satisfaction of the note receivable from officer, neither of which has occurred as of December 31, 1996.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996:

Property and equipment                                              $  79,306
Less accumulated depreciation                                         (40,604)
-----------------------------                                       ---------

             Net property and equipment                             $  38,702
             --------------------------                             =========


NOTE 4 - NOTES PAYABLE

Notes payable at December 31, 1996 consist of the following:

  Note payable, secured by deed of trust on MPTV's timeshare property (Lake Tropicana Apartments), accruing interest at 15% per annum, due in monthly interest only installments of $95,000,
  maturing November 1999 (see below)                              $ 7,600,000

Continued                            F-13

                           MPTV, INC AND SUBSIDIARIES
                         (A Development - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 4 - NOTES PAYABLE,  Continued

  Note payable, (interest payments delinquent)
  secured by deed of trust on MPTV's timeshare
  property (Lake Tropicana Apartments) accruing
  interest at 8% per annum. Due in monthly interest
  only installments of $6,196 maturing December 1997                2,129,350

  Note payable, secured by deed of trust,
  accruing interest at 8% per annum,
  maturing January 14, 1997                                         1,868,646
                                                                  -----------

     Total notes payable                                          $11,597,996
                                                                  ===========


Note payable in the amount of $7,600,000 refinanced existing first, second and third notes payable, each secured by a deed of trust. This refinance was completed in order to obtain release provisions for individual timeshare units as they are sold. These release provisions are critical to the commencement of timeshare sales and the conveyance of the accompanying timeshare deeds to each purchaser.

NOTE 5 - OTHER NOTES PAYABLE

Other notes payable at December 31, 1996 consists of numerous unsecured loans, that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 1997 and are in a continual state of extension and renegotiation.

  Notes payable to stockholders                                    $ 5,122,249

  Note payable other entity,
   judgement perfected against
   MPTV. (in negotiation)                                               58,333
                                                                   -----------

     Total other notes payable                                     $ 5,180,582
                                                                   ===========

NOTE 6 - ACCRUED INTEREST

Accrued interest on notes payable at December 31, 1996 is as follows:

  Note payable secured by first trust deed, current               $         0

  Note payable secured by second trust deed                            74,348

  Note payable secured by third trust deed                            149,492

  Other notes payable                                                 482,921
                                                                  -----------

     Total accrued interest                                       $   706,761
                                                                  ===========



NOTE 7 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at December 31, 1996 is as follows:






Continued                          F-14

                           MPTV, INC AND SUBSIDIARIES
                         (A Development - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 7 - RELATED PARTY TRANSACTIONS,  Continued

 Due From

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                                     $    140,000

  Advances related entities, accruing no
  interest, due upon demand                                             17,423
                                                                  ------------
      Total due from related parties                              $    157,423
                                                                  ============

Due to

  Note payable stockholders,
   unsecured, payable upon
   demand                                                         $     77,000

  Note payable director, unsecured,
   accruing interest at 10% per
   annum, due upon demand                                               33,000

  Note payable officer, unsecured,
   accruing interest at 10% per
   annum, due upon demand                                         $     91,371
                                                                  ------------

      Total due to related parties                                $    201,371
                                                                  ============

OTHER TRANSACTIONS

As of December 31, 1996, the Company has advanced as notes receivable $402,000 to an officer/stockholder. Of this amount, $262,000 has been due since December 15, 1994. Management provided a reserve for this amount, in its entirety, during 1994 and this reserve is reflected as "salaries and related benefits" in the accompanying consolidated statements of operations. This note in the amount of $262,000 has no carrying value on the accompanying consolidated balance sheet as of December 31, 1996.

The Company has entered into management agreements with two officer/directors which provide for certain compensation, incentives and stock options, effective January 1, 1994, which automatically renew for successive twelve-month periods unless the officer/director gives 30 days written notice of intention not to renew. One agreement provides for annual salaries in the amount of $207,000. In addition, this agreement provides for additional compensation based on timeshare unit sales at a rate of 0.5% of profits. The second agreement with the Company's CEO and board of directors member provides for compensation computed at 1.5% of gross timeshare unit sales and 1.0% of the Company's pre-tax earnings during the period of this officer's employment. This officer may also draw advances of up to $300,000 annually against these future earnings. As of December 31, 1996, MPTV has advanced a total of approximately $973,000 to this officer/stockholder since the company's inception. These payments exceed the $300,000 annual limit on such advances as stipulated in the employment agreement. All but $140,000 of this amount has been charged to operations in the year the monies were advanced.

During 1996 consulting services approximating $53,000 were provided to MPTV by a related company. This amount has also been charged to expense as incurred.





Continued                          F-15

                           MPTV, INC AND SUBSIDIARIES
                         (A Development - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

During 1996 and 1995, the Company raised funds through certain private placements of the Company's common stock. In addition, certain shares were issued under Regulation S of the Securities Act of 1933. During 1996 and 1995, the company issued 124,953,784 and 3,876,096 shares respectively, at per share prices ranging from $0.10 to $0.37. The gross proceeds from the issuance of such shares totaled $963,084 and $904,948 respectively, excluding certain shares issued for commissions. No significant cash was paid that related to these placements of the Company's common stock. During the year ended December 31, 1996, the company also retired 11,605 shares of its common stock.

In April 1995, the Company entered into a commitment with a finance company to provide financing for future retail sales of its timeshare units upon completion of its development activities. The Company paid a commitment fee of 1,500,000 shares of its common stock valued at $750,000; the value of such shares is included in "commitment fee for timeshare financing" in the accompanying consolidated statement of operations for 1995. In addition, in connection with a previously proposed refinancing arrangement with a lender which was aborted in August 1995, the Company issued 127,500 shares valued at $34,800. Other issuances of common stock for loan related fees in 1995 include 92,500 shares valued at $60,000.

During 1996 and 1995, the Company issued 784,077 and 685,000 shares respectively, of its common stock, valued at $61,254 for 1996 and $166,034 for 1995 in satisfaction of certain liabilities.

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During 1995, the Company issued 10,128,577 shares of its common stock at values ranging from $0.66 per share in January 1995 to $0.20 per share in December 1995 with an aggregate value of $2,647,677 in connection with various consulting and financial services agreements.

In 1995 and 1994, the Company settled certain construction and development payables with unrelated parties through the issuance of 2,570,000 shares and 320,400 shares, respectively, of its common stock valued at $770,126 and $480,600, respectively. All amounts in 1994 and $509,462 in 1995 were capitalized to "property held for timeshare under development" in the accompanying consolidated balance sheet. The difference between the value of the 1995 shares issued of $770,126 and the amount capitalized of $509,462, totaling $260,664, was charged to "provision for litigation settlements" in the accompanying consolidated statement of operations.

STOCK OPTIONS AND WARRANTS

Since 1994 the Company has continuously issued stock options and warrants to facilitate meeting financing requirements and as incentives for employee and consultant performance. Warrants and options outstanding at December 31, 1996 amount to 45,853,338 shares with exercise prices ranging from $0.12 to $0.80 per share and with exercise dates through July 1, 1998. The exercise of any or all of these options would cause the annual loss per outstanding share of common stock to decrease.








Continued                          F-16

                           MPTV, INC AND SUBSIDIARIES
                         (A Development - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 9 - PROVISION OF INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes for the various years ended December 31 is as follows:

                                         1996           1995            1994
                                      -----------    -----------    -----------
Federal benefit                       $ 1,894,000    $ 2,859,000    $ 1,019,000

State benefit, net                        334,200        504,000        179,000

Less change in valuation
 account (realization
 of benefit)                           (2,228,200)    (3,363,000)    (1,198,000)
                                      -----------    -----------    -----------

   Total provision for
    income taxes                      $         0    $         0    $         0
                                      ===========    ===========    ===========


Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $19,000,000, $14,000,000 and $7,000,000 for the years 1996, 1995 and 1994 respectively. These carry forwards expire through 2011.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a noncancelable operating lease expiring May 1997 (currently being renegotiated). In connection with the lease arrangement, the Company is obligated to make rental payments of $2,711 per month. Future annual minimum rental commitments in the aggregate under this noncancelable lease are $10,844 for the year ending December 31, 1997.

Litigation

The founder and former officer, director and principal (the "Plaintiff") of MPTV filed a Complaint against the Company to enforce a settlement, MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. The Company filed a counter claim with intentions of disproving all allegations by the Plaintiff. In February 1996, the Company settled with the Plaintiff agreeing to pay $600,000 in damages, with $140,000 to be paid in specified increments through August 1, 1996. The remaining $460,000 is to accrue interest at 12% per annum, is to be paid in full on or before August 1, 1999, and is to be paid at the greater of monthly payments equal to $65 per timeshare interval sold or semi-annual payments derived from a 5-year full amortization of the $460,000. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheets at December 31, 1996 and 1995.




Continued                            F-17

                           MPTV, INC AND SUBSIDIARIES
                         (A Development - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 10 - COMMITMENTS AND CONTINGENCIES,  Continued

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an order from the court denying said motion. The Company has appealed the judgment and the appeal was denied. The Company intends to vigorously pursue settlement through negotiation, management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations.

Sale of Timeshare Receivables

On March 8, 1995, the Company entered into a commitment for the sale or financing of the receivables secured by timeshare units originated by the Company. In connection with the commitment, the Company would be able to obtain advances of 90% of the principal balance of timeshare notes receivable up to $100 million through December 31, 1997, with provisions for extension by written consent of the Parties. The notes must have stated interest rates of 14% to 15% per annum. The ultimate transaction is dependent on the parties reaching a definite agreement and the performance of certain due diligence procedures. Management expects this agreement to be effective upon the close of the proposed debt refinancing arrangement.

Pursuant to the terms of this agreement, the Company issued 1,500,000 shares of restricted common stock under rule 144 of the Securities Act of 1933, as amended, valued at $750,000 representing the fee for this agreement. The 1,500,000 shares of common stock are subject to registration rights over the period in which the lender finances the timeshare receivables.

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

Development Contracts

In 1993, the Company entered into two contracts to provide architectural and engineering services, and construction services for the redevelopment of its Lake Tropicana Apartments into timeshare units. The total billings under the contracts through June 1994 was approximately $725,000, at which time performance under the contracts was ceased by the contractors. The Company satisfied these initial obligations primarily throughout the issuance of common stock in 1995 and 1994.

In September 1995, the Company entered into new contracts aggregating approximately $300,000 for the continued redevelopment of the project. Substantially all of the services related to these additional contracts were provided and satisfied in 1995 through the issuance of shares of common stock. Furthermore, the Company was required to maintain a construction deposit of $220,000 for the benefit of these contractors. These funds will be used to pay such contractors when they are engaged to perform additional work in 1996.







Continued                            F-18

                           MPTV, INC AND SUBSIDIARIES
                         (A Development - Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 11 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1996, the Company recorded significant adjustments to its consolidated financial statements. Management is currently evaluating the requirements of the SEC for interim reporting, and management may file amendments to its Forms 10-QSB previously filed during 1996.

Significant adjustments include the following:

     Reversal of forgiveness of debt                            $    1,200,000
     Reversal of interest capitalized                                  409,072
     Recordation additional liabilities                                 50,000
     Provision for loss on assets                                      299,477
     Recordation of additional depreciation expense
        on the Timeshare Property                                       48,000
     Accrual of additional interest expenses                           223,840
     Recordation of consulting service expenses                        984,094
                                                                       -------

                                                                $    3,214,483
                                                                     =========

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Company has issued a significant number of shares of its common stock for cash and services rendered.

                                   SIGNATURES

            Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California on the 14th day of July, 1997.


                                   REGISTRANT:

                                   MPTV, INC.

                                   By:  /s/ JAMES C. VELLEMA
                                      -------------------------------
                                      James C. Vellema
                                      Chairman


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

           SIGNATURE                                    TITLE                                                 DATE
           ---------                                    -----                                                 ----


    /s/ JAMES C. VELLEMA                   Chief Executive Officer, Chief Financial                           July 14, 1997
-----------------------------              Officer (Principal Executive Officer and
     James C. Vellema                      Principal Financial and Accounting
                                           Officer) and Chairman of the Board


    /s/ HURLEY C. REED                     President and a Director                                           July 14, 1997
-----------------------------
     Hurley C. Reed


-----------------------------              Director                                                           July __, 1997
     Harlan Erickson

                                INDEX TO EXHIBITS

Exhibit
  No.                   Description of Exhibit
-------                 ----------------------

 3.1                    Company's Articles of Incorporation.(1)

 3.1(a)                 Certificate of Amendment to Articles of Incorporation.

 3.2                    Company's Revised Bylaws.(1)

10.1                    Company's Incentive Stock Option Plan dated December 7, 1986.(2)

10.6                    Stock Purchase Agreement, dated December 20, 1993, by and among the Company, CRE, James C.
                        Vellema and the Donald G. Saunders and Bonnie Saunders 1987 Family Trust.(3)

10.7                    Form of Employment Agreement, dated January 1, 1994, between the Company and Raymond H.
                        Rasmussen.(4)

10.8                    Employment Agreement, dated January 1, 1994, between the Company and James C. Vellema.(4)

10.9                    Employment Agreement, dated January 1, 1994, between the Company and Hurley C. Reed.(4)

10.10                   General Partnership Agreement, dated February 15, 1995, by and among the Company, GGS Hotel
                        Holdings California, Inc. and N.J.F. Palm Springs Co., Ltd.(4)

10.11                   Agreement for Purchase and Sale of Joint Venture Interest, dated as of December 25, 1993, by and between the Registrant, CRE and Pacific D.N.S., Inc.(5)

10.12                   Agreement for Purchase and Sale of Stock, dated as of March 22, 1995, by and among Las Vegas
                        Entertainment Network, Pacific D.N.S., Inc., CRE and the Registrant.(4)

10.13                   Agreement for Purchase and Sale of Stock, dated as of June 29, 1994, by and among B.I.B.M., Inc.,
                        James C. Vellema and Kathryn M. Vellema and the Registrant.(4)

10.14                   Consulting Agreement and Warrant Agreement between the Company and Fenway Group.*

10.15                   Underwriting Agreement between the Company and J.E. Liss, Inc.*

10.16                   Consulting Agreement between the Company and Pidimenko.*

10.17                   Partnership Agreement, dated November 10, 1995, between the Company and Robert V. Jones Corp.*

10.18                   Loan Agreement between the Company and Kennedy Financial, Inc.*

22.1                    Subsidiaries of the Registrant.

27.1                    Financial Data Schedule.

----------

*    To be filed by amendment.

(1) Incorporated by reference to the Registration Statement on Form S-18 (File No. 33-10983-LA).

(2) Incorporated by reference to Post-Effective Amendment to the Registration Statement on Form S-18.

(3) Incorporated by reference to Current Report on Form 8-K, filed with the Commission on January 4, 1994.

(4) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1994.

(5) Incorporated by reference to Current Report on Form 8-K, filed with the Commission on March 14, 1994.