Form 10QSB
period 1997-03-31
MPTV INC
filed 1997-08-04
CIK 808715

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
----   Act of 1934

       For the quarterly period ended March 31, 1997


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

Yes  X   No ___
    ---
         As of July 10, 1997, 223,920,708 shares of Common Stock, $0.05 par value per share, were outstanding.

         Transitional Small Business Disclosure Format:  Yes [ ]  No [X]


--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          MPTV, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996





                                                                  MARCH 31,             DECEMBER 31,
                       ASSETS                                       1997                   1996
                                                                ------------           ------------
         Property held for timeshare development                $ 16,052,337           $ 16,098,289
         Cash                                                         15,959                 35,341
         Construction deposits                                       547,188                624,400
         Other receivable                                            446,109                411,775
         Other assets                                                109,515                 81,656
         Property and equipment                                       35,702                 38,702
                                                                ------------           ------------
                                                                $ 17,206,810           $ 17,290,163
                                                                ============           ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

         All inclusive trust deed note payable                  $ 11,597,996           $ 11,597,996
         Accounts payable and accrued expenses                       620,884                404,734
         Notes payable                                             5,445,082              5,180,582
         Accrued interest                                            892,237                706,761
         Other accrued liabilities                                   597,684                641,154
         Due to related parties                                      287,342                201,371
                                                                ------------           ------------

                                                                  19,441,225             18,732,598
                                                                ------------           ------------


         Common stock - par value $.05 per share;
           authorized 200,000,000; issued 176,929,818
           and 162,406,691                                         8,841,441              8,120,335
         Additional paid-in capital                               23,279,343             22,365,449
         Accumulated deficit                                     (34,355,199)           (31,928,219)
                                                                ------------           ------------

           Total Shareholders' equity                             (2,234,415)            (1,442,435)
                                                                ------------           ------------

                                                                $ 17,206,810           $ 17,290,163
                                                                ============           ============

                           MPTV, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS



                                                             OCT. 22, 1992
                                                            (Incorporation)
                                                                   TO                         THREE MONTHS ENDED
                                                              MAR. 31, 1997                         MARCH 31
                                                              -------------           -------------------------------------
                                                                                           1997                    1996
                                                                                      -------------           -------------
Revenue
  Other                                                       $     112,103           $       1,336           $           0
                                                              -------------           -------------           -------------



Expenses
  Excess of expenses over revenues
     from incidental operations                                     468,894                   5,548                  (3,485)
  General, administrative and consulting                          9,831,525               2,010,751               1,000,908
  Interest                                                        1,873,409                 412,017                 297,759
  Commitment fee for timeshare financing                            750,000                       0                       0
  Provision for litigation settlements                              628,863                       0                       0
  Reorganization items                                               14,596                       0                       0
  Provisions for write-off                                       13,346,879                       0                       0
                                                              -------------           -------------           -------------

                                                                 26,914,166               2,428,316               1,295,182
                                                              -------------           -------------           -------------

Net loss before minority interest                               (26,802,063)             (2,426,980)             (1,295,182)

Minority interest in loss of consolidated subsidiary                349,452                       0                       0
                                                              -------------           -------------           -------------

Net loss                                                      $ (26,452,611)          $  (2,426,980)          $  (1,295,182)
                                                              =============           =============           =============

Net loss per share                                            $       (0.74)          $       (0.01)          $       (0.03)
                                                              =============           =============           =============


Weighted average number of shares outstanding                    35,915,145             165,717,046              41,170,552
                                                              =============           =============           =============

                          MPTV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                          OCT. 22, 1992
                                                         (Incorporation)
                                                               TO                         THREE MONTHS ENDED
                                                          MAR. 31, 1997                        MARCH 31
                                                           ------------           -----------------------------------
                                                                                      1997                    1996
                                                                                  ------------           ------------
Cash Flows From Operating Activities:
Net loss                                                   $(26,452,611)          $ (2,426,980)          $ (1,295,182)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Issuance of common stock for services                       4,585,882              1,385,000              1,085,888
  Depreciation and amortization                               1,456,794                 76,500                253,922
  Minority interest                                            (349,452)                     0                      0
  Provision for loss on land held for sale                      130,668                      0                      0
  Notes payable issued for services                              82,500                      0                      0
  Common stock issued for loan fees                             844,800                      0                      0
  Provisions for write-offs of intangibles                   13,346,879                      0                      0
  Changes in assets and liabilities                            (977,754)               431,598               (619,089)
                                                           ------------           -----------------------------------

Net Cash Used in Operating Activities                        (7,332,294)              (533,882)              (574,461)
                                                           ------------           -----------------------------------


Cash Flows From Investing Activities:
Construction deposits                                      $   (325,000)          $          0           $   (105,000)
Other assets                                                     67,105                      0                      0
Pre-acquisition costs paid in connection
  with purchase of real estate                                  (35,365)                     0                      0
Purchase of furniture and equipment                             (87,103)                     0                      0
Cash received in connection with MPTV
  merger                                                         70,112                      0                      0
                                                           ------------           -----------------------------------

Net Cash Used in Investing Activities                          (310,251)                     0               (105,000)
                                                           ------------           -----------------------------------


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable                       2,442,503                303,250                460,000
Proceeds from sale of common stock                            3,985,879                250,000                      0
Proceeds from collection of subscription
    receivables                                                  20,000                      0                 20,000
Advances from MPTV prior to merger                              589,360                      0                      0
Principal repayments on notes payable                          (149,158)               (38,750)               (19,544)
Net advances from (to) affiliates, net                          (47,736)                     0                      0
Capital contribution received by joint venture                  806,488                      0                      0
                                                           ------------           -----------------------------------

Net Cash Provided by Financing Activities                     7,647,336                514,500                460,456
                                                           ------------           -----------------------------------


Net Increase (Decrease) in Cash                                   4,791                (19,382)              (219,005)
Cash, beginning of period                                             0                 35,341                223,796
                                                           ------------           -----------------------------------
Cash, end of period                                        $      4,791           $     15,959           $      4,791
                                                           ============           ===================================


Supplemental Disclosure of Cash Flow Information:

Cash paid for:
  Interest                                                 $  1,561,067           $    226,541           $    198,277
                                                           ============           ===================================
  Taxes                                                    $      1,600           $          0           $          0
                                                           ============           ===================================



See note 3 for supplemental disclosure of non-cash investing and financing activities.

                           MPTV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                    NUMBER                         ADDITIONAL                                         TOTAL
                                      OF             COMMON         PAID-IN         TREASURY       ACCUMULATED     STOCKHOLDERS'
                                    SHARES           STOCK          CAPITAL           STOCK          DEFICIT          EQUITY
                                  -----------    ------------    ------------     ------------    ------------     ------------
Balances January 1, 1997          162,406,691    $  8,120,335    $ 22,365,449     $          0    ($31,928,219)    ($ 1,442,435)

Net loss for the three months
  ended March 31, 1997                      0               0               0                0      (2,426,980)      (2,426,980)

Common stock issued for
  services and compensation         3,783,829         189,191       1,195,809                0               0        1,385,000

Common stock sold                  10,638,298         531,915        (281,915)               0               0          250,000


                                  -----------    ------------    ------------     ------------    ------------     ------------
BALANCES, MARCH 31, 1997          176,828,818    $  8,841,441    $ 23,279,343     $          0    ($34,355,199)    ($ 2,234,415)
                                  ===========    ============    ============     ============    ============     ============

                           MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 1 - BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months March 31, 1997 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1997. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 for additional information.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $34,355,199 since its incorporation. The Company is in default on certain of its secured notes payable, and thus may be subject to foreclosure proceedings on its Lake Tropicana Apartments currently held for development as timeshare units. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and State securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtaining of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to
continue operations for the foreseeable future.   These factors raise
substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

         During the three months ended March 31, 1997, the Company incurred costs in the amount of $27,548, which were paid in cash, relating to its development of the Lake Tropicana Apartments.

                           MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE  3 - FINANCING COMMITMENT

         The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Company, Inc. for a private placement of 12% senior secured notes in the aggregate principal amount of $6,600,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). Proceeds from the private placement will be used to refinance a portion of the Lake Tropicana debt and for working and development capital. There can be no assurance that any funds will be raised from the private debt placement.

         During the three months ended March 31, 1997, the Company issued various notes aggregating $303,250 with interest at 10% per annum. Certain of the notes are payable on demand; others are payable on various dates in 1997 and 1998. The Company used the proceeds from such notes to fund capital improvements to the Lake Tropicana Apartments and to provide working capital for operations.

NOTE  4 - STOCKHOLDERS' EQUITY

         From time to time, the Board of Directors of the Company has authorized the issuance of shares of the Company's Common Stock for services rendered by the Company's consultants. During the three months ended March 31, 1997, the Company issued an aggregate of 3,783,829 shares of its common stock for consideration valued at an average of $0.366 per share, with an aggregate value of $1,385,000. The fair value was determined by management based on the closing price of the Company's common stock as quoted on the OTC Bulletin Board, less a discount for transferability restrictions.

         The Financial Accounting Standards Board (the "FASB") has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company, because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25. The disclosure standards for the Company required by Statement No. 123 began on January 1, 1996.

         The Company has issued no employee stock options for which the exercise prices are below market. Accordingly, there would be no compensatory effects which, on a pro forma basis, would have a material effect on the accompanying financial statements.

                           MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE  5 - RELATED PARTY TRANSACTIONS

         During the quarter ended March 31, 1997 the Company paid an officer $75,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $45,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

 ITEM  2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

         Three Months Ended March 31, 1997 Compared to March 31, 1996

         At March 31, 1997, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1997. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this
Item 2 under "Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

         Expenses in excess of revenues of incidental operations increased to $5,548 during the first three months in 1997 from a positive $3,485 during the first three months in 1996. During the three months ended March 31, 1996, the Company significantly reduced certain expenses of CRE/Continental Resort Services, consisting primarily of the operation of the Lake Tropicana Apartments. The expenses reduced included advertising, certain salaries, commissions and professional and consulting fees. Other expenses remained consistent through the year.

         The Company's general, administrative and consulting expenses in the three months ended March 31, 1997 equalled $2,010,751, a substantial increase from $1,000,908 for the comparable period in 1996. This increase was due to a significant increase in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures.

         MPTV also incurred interest expense of $412,017 in the first quarter of 1997 as compared to $297,759 in the first quarter of 1996. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. The increase is primarily due to the significant amount of notes payable issued throughout 1996.

Liquidity and Capital Resources

         The Company's consolidated financial statements at March 31, 1997 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court (FLS). The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages (FLS). Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. Management currently anticipates completion of this phase in September 1997, subject to obtaining the required financing (see below)(FLS). After completing phase one of the renovation, the Company plans to commence phases two and three, which will include the renovation of approximately one-half of the 176 timeshare units. Architects retained by the Company are currently preparing plans for the purpose of soliciting fixed bids for remaining phases of the renovations.

         Funds for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of common stock to vendors and incurrence of unsecured debt. The Company has deposited a portion of these funds with the holder of one of its deeds of trust, to be held in trust for the development of the Lake Tropicana project. The Company has also received a commitment to refinance the existing notes secured by first and second deeds of trust on the project (see below), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors, Ltd.) plus cash flow from operations, to fund the remainder of the renovations (FLS). However, there can be no assurance the Company will
receive financing adequate to complete renovations.   In the event that the
Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit.

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

         Shares of the Company's freely tradable Common Stock may have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial liquidity. Management intends to file the necessary registration statement to register these shares. There can be no assurances that the filing of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

         Subsequent to March 31, 1997, the Company has issued a significant number of shares of its Common Stock for cash and services rendered.
Management has become aware that these subsequent issuances of its Common Stock may have caused the total number of issued and outstanding shares to exceed the 200,000,000 shares currently authorized in its Articles of Incorporation. Management intends to request approval from its stockholders to increase the number of shares authorized to 500,000,000.

         During the three months ended March 31, 1997, the Company had a net negative cash flow of $19,382. This net negative cash flow was comprised of positive cash flow of $514,500 from financing activities offset by negative cash flows of $533,882 from operating activities. Such financing activities consisted primarily of proceeds from the issuance of notes payable and stock.

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

         MPTV has suffered recurring losses from operations and shows a need for additional funding, which raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $34,355,199 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

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

         Shares of the Company's Common Stock may have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined and could have a material adverse impact on the Company's financial position and liquidity. Management intends to prepare and file the necessary registration statement to register these shares. There can be no assurances that the filing of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuance, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

         Subsequent to March 31, 1997, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these subsequent issuances of its Common Stock may have caused the total number of issued and outstanding shares to exceed 200,000,000 shares currently authorized in its Articles of Incorporation. Management intends to request approval from its stockholders to increase the number of shares authorized to 500,000,000.

         On April 19, 1996, The NASDAQ Stock Market, Inc. ("NASDAQ"), which manages the NASDAQ SmallCap Market Exchange (the "Exchange") on which the Company's Common Stock was formerly listed and traded, informed management that the Company had failed to meet certain listing maintenance requirements and had not filed its Annual Report on Form 10-KSB within the required time frame. NASDAQ gave the Company until May 20, 1996 to file such Annual Report and to submit a plan detailing how the Company intended to meet the listing maintenance requirements in the future. The Company filed the Annual Report and submitted the required plan. On June 12, 1996, the Company received a letter from NASDAQ informing the Company that its Common Stock was scheduled to be delisted from the Exchange effective with the close of business on June 26, 1996 for failure to meet certain continuing listing requirements. Although the Company currently satisfies the market float, number of market makers and asset requirements, it does not meet the net worth or share price criteria. The Company requested that NASDAQ conduct an oral hearing to reconsider the decision to delist the Common Stock, and such hearing was held on July 12, 1996 (the delisting was stayed pending the outcome of the hearing). Management subsequently received a letter, dated July 17, 1996, from NASDAQ, informing the Company that its securities were to be deleted from the Exchange effective July 18, 1996. The Company has requested that the NASDAQ Listing and Review Committee review this decision, but the request will not operate as a stay to the deletion of the Common Stock. In the meantime, the Common Stock is listed and traded on the OTC Bulletin Board. There can be no assurance as to the outcome of the pending review.

         As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, subsequent to such delisting, trading in the Common Stock is also subject to the requirements of Rule 15c2-6 and/or Rule 15g-9 promulgated under the Exchange Act. Under such Rules, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exemptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the open market.

         The Company's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of the Company's competitors have greater financial resources than the Company.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On March 14, 1994, Albert C. Gannaway, Jr., the founder and former officer, director and principal stockholder of the Company, and Gannaway Productions, Ltd. (collectively, "Gannaway") filed a Complaint in the Superior Court of Orange County, California against the Company and Messrs. Rasmussen (the Company's former Chairman, Chief Executive Officer and a Director) and Vellema. The Complaint sought to enforce the terms of a settlement agreement allegedly entered into by the Company and Gannaway in 1993 to resolve certain asserted or potential claims by Gannaway that: (i) he was entitled to additional shares of the Company's Common Stock to be received pursuant to an option or, in the alternative, a lower option price; (ii) the Company was indebted to Gannaway for prior loans, cost advances or wages in excess of the amounts shown on the Company's books and records; and (iii) certain duplicating or other equipment being used by the Company belonged to Gannaway, and demanded damages for an alleged breach of video distribution agreements, an accounting under said agreements and rescission of the distribution agreements.

         The parties entered into a settlement agreement effective March 1, 1996 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway will receive the sum of $600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1,1996; $15,000 on June 1,
1996; $35,000 on July 1, 1996; and $35,000 on August 1, 1996.  The Company is
currently in default with respect to the May, June, July and August payments. From August 1, 1996 to August 1, 1999, Gannaway will receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and
(ii) semi- annual payments in an amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest. The entire balance will be due and payable on or before August 1, 1999. The Settlement Agreement also provides that MPTV will transfer its video productions assets in Florida and its Club Carib weeks to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases will be exchanged by all parties with respect to all claims and counterclaims.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 4, 1997         REGISTRANT:

                                MPTV, Inc.


                                By: /s/ JAMES C. VELLEMA
                                   -------------------------------------------
                                    James C. Vellema
                                    Chairman
                                    (Principal Financial and Accounting Officer)



Date:    August 4, 1997         By: /s/ HURLEY C. REED
                                   -------------------------------------------
                                    Hurley C. Reed
                                    President