Form 10QSB
period 1997-06-30
MPTV INC
filed 1997-08-19
CIK 808715

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MPTV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                                     JUNE 30           DECEMBER 31,
         ASSETS                                        1997               1996
        --------                                   ------------        ------------
Property held for timeshare development            $ 16,150,410        $ 16,098,289
Cash                                                     93,566              35,341
Construction deposits                                   493,195             624,400
Other receivable                                        446,609             411,775
Other assets                                            580,734              81,656
Property and equipment                                   36,596              38,702
                                                   ------------        ------------

                                                   $ 17,801,110        $ 17,290,163
                                                   ============        ============


 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable secured by trust deeds               $ 13,492,996        $ 11,597,996
Accounts payable and accrued expenses                   472,817             404,734
Notes payable                                         5,450,582           5,180,582
Accrued interest                                        532,995             706,761
Other accrued liabilities                               594,975             641,154
Due to related parties                                   85,971             201,371
                                                   ------------        ------------

                                                     20,630,336          18,732,598
                                                   ------------        ------------


Common stock - par value $.05 per share;
  authorized 200,000,000; issued 206,320,708
  and 162,406,691                                    10,316,036           8,120,335
Additional paid-in capital                           22,244,748          22,365,449
Accumulated deficit                                 (35,390,010)        (31,928,219)
                                                   ------------        ------------

  Total shareholders' equity                         (2,829,226)         (1,442,435)
                                                   ------------        ------------

                                                   $ 17,801,110        $ 17,290,163
                                                   ============        ============

                           MPTV, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS


                                                             SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                                  JUNE 30                                  JUNE 30
                                                    ----------------------------------        ----------------------------------
                                                        1997                  1996                1997               1996
Revenue                                                                    RESTATED                                  RESTATED
                                                    -------------        -------------        -------------        -------------
  Other                                             $       2,546        $           0        $       1,210        $           0
                                                    -------------        -------------        -------------        -------------


Expenses
  Excess of expenses over revenues
     from incidental operations                            21,390               29,887               15,842                3,372
  General, administrative and consulting                2,705,124            1,649,684              694,373              648,776
  Interest                                                737,823              590,383              325,806              292,624
                                                    -------------        -------------        -------------        -------------

                                                        3,464,337            2,269,954            1,036,021              944,772
                                                    -------------        -------------        -------------        -------------



Net loss                                            ($  3,461,791)       ($  2,269,954)       ($  1,034,811)       ($    944,772)
                                                    =============        =============        =============        =============

Net loss per share                                  ($       0.02)       ($       0.05)       ($       0.01)       ($       0.02)
                                                    =============        =============        =============        =============


Weighted average number of shares outstanding         181,578,404           51,842,410          197,439,763           62,514,267
                                                    =============        =============        =============        =============


See note 6 for explanation of restatement of net losses for the periods indicated.

                           MPTV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                SIX MONTHS ENDED
                                                                    JUNE 30
                                                        ------------------------------
                                                           1997               1996
                                                        -----------        -----------
Cash Flows From Operating Activities:
Net loss                                                ($3,461,791)       ($2,269,954)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Issuance of common stock for services                   1,425,000          2,104,057
  Depreciation and amortization                             159,000            408,062
  Changes in assets and liabilities                        (805,068)        (1,577,752)
                                                        -----------        -----------

Net Cash Used in Operating Activities                    (2,682,859)        (1,335,587)
                                                        -----------        -----------


Cash Flows From Investing Activities:
Construction deposits                                   $   131,205        ($  165,000)
Other assets                                               (205,121)                 0
                                                        -----------        -----------

Net Cash Used in Investing Activities                   ($   73,916)       ($  165,000)
                                                        -----------        -----------


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable                 $ 5,313,250        $ 1,472,000
Proceeds from sale of common stock                          650,000             74,685
Proceeds from collection of subscription
    receivables                                                   0             20,000
Principal repayments on notes payable                    (3,148,250)           (34,385)
                                                        -----------        -----------


Net Cash Provided by Financing Activities               $ 2,815,000        $ 1,532,300
                                                        -----------        -----------


Net Increase (Decrease) in Cash                         $    58,225        $    31,713
Cash, beginning of period                                    35,341            223,796
                                                        -----------        -----------
Cash, end of period                                     $    93,566        $   255,509
                                                        ===========        ===========


Supplemental Disclosure of Cash Flow Information:

Cash paid for:

  Interest                                              $   499,572        $   424,010
                                                        ===========        ===========



   See note 3 for supplemental disclosure of non-cash investing and financing activities.

                           MPTV, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                     NUMBER                              ADDITIONAL                                TOTAL
                                       OF               COMMON            PAID-IN           ACCUMULATED         STOCKHOLDERS'
                                     SHARES             STOCK             CAPITAL             DEFICIT              EQUITY
                                  ------------       ------------       ------------        ------------        ------------
Balances January 1, 1997           162,406,691       $  8,120,335       $ 22,365,449        ($31,928,219)       ($ 1,442,435)

Net loss for the six months
  ended June 30, 1997                        0                  0                  0          (3,461,791)         (3,461,791)

Common stock issued for
  services and compensation          6,464,909            323,246          1,101,754                   0           1,425,000

Common stock sold                   37,449,108          1,872,455         (1,222,455)                  0             650,000


                                  ------------       ------------       ------------        ------------        ------------

BALANCES, JUNE 30, 1997            206,320,708       $ 10,316,036       $ 22,244,748        ($35,390,010)       ($ 2,829,226)
                                  ============       ============       ============        ============        ============

                            MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



NOTE 1 - BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1997. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 for additional information.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $35,390,010 since its incorporation. The Company is in default on certain of its secured notes payable, and thus may be subject to foreclosure proceedings on its Lake Tropicana Apartments currently held for development as timeshare units. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and State securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtaining of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations for the foreseeable future. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

         During the six months ended June 30, 1997, the Company incurred costs in the aggregate amount of $205,121, which were paid in cash, relating to its development of the Lake Tropicana Apartments.

                            MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 3 - FINANCING COMMITMENT

         The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Company, Inc. ("Liss") for a private placement of 12% senior secured notes in the aggregate principal amount of $6,600,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). In addition, the Company has entered into a firm commitment underwriting with Liss for a private placement of 15% senior secured notes in the aggregate principal amount of $2,000,000. Proceeds from the private placements will be used to refinance a portion of the Lake Tropicana debt and for working and development capital. There can be no assurance that any funds will be raised from these private placements.

         During the six months ended June 30, 1997, the Company issued various notes aggregating $5,313,250 with interest at 10% per annum. Certain of the notes are payable on demand; others are payable on various dates in 1997 and 1998. The Company used the proceeds from such notes to fund capital improvements to the Lake Tropicana Apartments and to provide working capital for operations.

NOTE 4 - STOCKHOLDERS' EQUITY

         From time to time, the Board of Directors of the Company has authorized the issuance of shares of the Company's Common Stock for services rendered by the Company's consultants. During the six months ended June 30, 1997, the Company issued an aggregate of 6,464,909 shares of its common stock to consultants for consideration valued at an average of $0.22 per share, with an aggregate value of $1,425,000. The fair value was determined by management based on the closing price of the Company's common stock as quoted on the OTC Bulletin Board, less a discount for transferability restrictions.

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

                            MPTV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 5 - RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 1997, the Company paid an officer $150,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $90,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

NOTE 6 - RESTATEMENT OF PRIOR PERIODS NET LOSSES

         Net loss and net loss per share amounts for the six months and three months ended June 30, 1996 have been restated. The effect of the restatement increased the Company's net loss for each period by $1,200,000. Net loss per share amounts increased from $0.02 to $0.05 for the six months ended June 30, 1996 and from $0.00 to $0.02 for the three months ended June 30, 1996. The restatement was necessary to correctly reflect the reversal of debt forgiveness that occurred during 1996 but subsequent to June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

         Six Months Ended June 30, 1997 Compared to June 30, 1996

         At June 30, 1997, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1997. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this
Item 2 under "Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

         Expenses in excess of revenues of incidental operations decreased from $29,887 during the first six months in 1996 to $21,390 during the first six months in 1997. During the six months ended June 30, 1997, the Company significantly reduced certain expenses of CRE/Continental Resort Services, consisting primarily of the operation of the Lake Tropicana Apartments. The expenses reduced included advertising, certain salaries, commissions and professional and consulting fees. Other expenses remained consistent through the year.

         The Company's general, administrative and consulting expenses in the six months ended June 30, 1997 equalled $2,705,124, a substantial increase from $1,649,684 for the comparable period in 1996. This increase was due to a significant increase in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures. Marketing and sales expenses are expected to remain at this level for the remainder of 1997 as the Company prepares to launch timeshare sales (FLS).

         MPTV also incurred interest expense of $737,823 in the first half of 1997 as compared to $590,383 in the first half of 1996. The increase is primarily due to the significant amount of notes payable issued throughout 1996. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995; however, development resumed in the second quarter of 1997. In addition, the Company commenced taking reservations for sales of timeshare units at Lake Tropicana on July 18, 1997, and began sales of timeshare interests at Rancho Mirage Vacations on August 9, 1997.

         Due to the above factors, the Company had a net loss of $3,461,791 for the six months ended June 30, 1997, as compared to a net loss of $2,269,954 for the six months ended June 30, 1996. Net loss per share was $0.02 for the six months ended June 30, 1997 compared to $0.05 for the six months ended June 30, 1996, due primarily to a significant increase in the weighted average number of shares outstanding.

Liquidity and Capital Resources

         The Company's consolidated financial statements at June 30, 1997 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court ( FLS ). The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages ( FLS ). Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In April 1994, the Company commenced phase one of the project, which involved partial renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed but resumed in the second quarter of 1997. Management currently anticipates completion of this phase in September 1997, subject to obtaining the required financing (see below) (FLS). After completing phase one of the renovation, the Company plans to commence phases two and three, which will include the renovation of approximately one-half of the 176 timeshare units. Architects retained by the Company have prepared plans for the purpose of soliciting fixed bids for remaining phases of the renovations. The Company commenced taking reservations for sales of timeshare units at Lake Tropicana on July 18, 1997. MPTV also began sales of timeshare interests at Rancho Mirage Vacations on August 9, 1997.

         Funds for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of common stock to vendors and incurrence of debt (see below). The Company has deposited these funds with an escrow holder, to be held in trust for the development of the Lake Tropicana project. The Company has refinanced the original notes secured by first and second deeds of trust on the project (see below), which financing provides partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors, Ltd.) plus cash flow from operations, to fund the remainder of the renovations
(FLS). However, in the event that the Company determined that additional funds were required for the development of Lake Tropicana, there can be no assurance that such financing would be available on terms acceptable to the Company, if at all. In the event that the Company does not receive such additional financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit, and has received approval to take reservations for such sales.

         In December 1996, MPTV consummated a refinancing transaction with Kennedy Financial, Inc. in the amount of $7,600,000. In addition to refinancing certain notes secured by deeds of trust on Lake Tropicana, this transaction provided approximately $680,000 for the development of the Lake Tropicana resort, of which $144,046 remained in escrow as of August 14, 1997. In May 1997, the Company obtained a loan in the amount of $5,000,000 from an individual unaffiliated with the Company, of which $1,200,000 was to be used for construction and marketing at Lake Tropicana. Of this amount, $471,674 remained in escrow at August 14, 1997.

         The Company has entered into a firm commitment underwriting agreement with J.E. Liss and Co., Inc. ("Liss") for a private placement of 12% senior secured notes in the aggregate principal amount of $6,800,000 (with an additional $3,200,000 in principal amount which may be sold on a best efforts basis). In addition, the Company has entered into a firm commitment underwriting with Liss for a private placement of 15% senior secured notes in the aggregate principal amount of $2,000,000. Proceeds from the private placements will be used to refinance a portion of the Lake Tropicana debt and for working and development capital (FLS). There can be no assurance that any funds will be raised from these private placements.

         Shares of the Company's freely tradable Common Stock may have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial liquidity. Management intends to file the necessary registration statement to register these shares. There can be no assurances that the filing of this registration statement will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

         Subsequent to March 31, 1997, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these subsequent issuances of its Common Stock may have caused the total number of issued and outstanding shares to exceed the 200,000,000 shares currently authorized in its Articles of Incorporation. The Company's Board of Directors has approved an increase in the number of authorized shares to 500,000,000, and is requesting approval from its stockholders for such increase.

         During the six months ended June 30, 1997, the Company had a positive net cash flow of $58,225. This positive net cash flow was comprised of positive cash flow of $2,815,000 from financing activities offset by negative cash flows of $73,916 from investing activities and $2,682,859 from operating activities. Such financing activities consisted primarily of proceeds from the issuance of notes payable and stock.

Forward Looking Statements

         The forward looking statements contained in this Quarterly Report on Form 10-QSB, including those contained in Item 2 -- "Management's Discussion and Analysis or Plan of Operation", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

         MPTV has suffered recurring losses from operations and shows a need for additional funding, which raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $35,390,010 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through private placements of debt securities, there can be no assurance that such private placements will be successfully consummated or, if so, that they will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

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

         Shares of the Company's freely tradeable Common Stock may have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined and could have a material adverse impact on the Company's financial position and liquidity. Management intends to prepare and file the necessary registration statement to register these shares. There can be no assurances that the filing of this registration statement will provide an adequate remedy. Until resolved, the impact of such issuance, if any, on the Company's ability to raise additional capital through the future issuances of Common Stock is unknown.

         The Company's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of the Company's competitors have greater financial resources than the Company.

         Subsequent to March 31, 1997, the Company has issued a significant number of shares of its Common Stock for cash and services rendered. Management has become aware that these subsequent issuances of its Common Stock may have caused the total number of issued and outstanding shares to exceed 200,000,000 shares currently authorized in its Articles of Incorporation. The Company's Board of Directors has approved an increase in the number of authorized shares to 500,000,000, and is requesting approval from its stockholders for such increase.

         Effective July 18, 1996, The NASDAQ Stock Market, Inc. ("NASDAQ") delisted the Company's Common Stock from the NASDAQ Small Cap Market Exchange for failure to meet certain continuing listing requirements. The Company has requested that the NASDAQ Listing and Review Committee review this decision, but the request will not operate as a stay to the deletion of the Common Stock. In the meantime, the Common Stock is listed and traded on the OTC Bulletin Board. There can be no assurance as to the outcome of the pending review.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Effective March 1, 1996, Albert C. Gannaway, Jr., the founder and former officer, director and principal stockholder of the Company, and Gannaway Productions, Ltd. (collectively, "Gannaway"), the Company and Messrs. Rasmussen (the Company's former Chairman, Chief Executive Officer and a Director) and Vellema entered into a settlement agreement (the "Settlement Agreement") to resolve certain litigation commenced by Gannaway in 1994. Pursuant to the terms of the Settlement Agreement, Gannaway will receive the sum of $600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1,1996;
$15,000 on June 1, 1996; $35,000 on July 1, 1996; and $35,000 on August 1, 1996.
The Company is currently in default with respect to the May, June, July and August payments. From August 1, 1996 to August 1, 1999, Gannaway will receive
(i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in the amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest. The entire balance will be due and payable on or before August 1, 1999. Pursuant to the Settlement Agreement, MPTV transferred its video production assets in Florida and the Club Carib weeks to Gannaway, and the litigation was conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases were exchanged by all parties with respect to all claims and counterclaims. For additional information, please see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

ITEM 2. CHANGES IN SECURITIES.

         During the six months ended June 30, 1997, the Company issued an aggregate of 6,464,909 shares of common stock to certain consultants, in consideration for services rendered. Such issuances were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(6) of the Act as transactions by an issuer with accredited investors. The recipients of securities in each such transaction represented their status as accredited investors, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about the Company.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 19, 1997                 REGISTRANT:

                                       MPTV, Inc.


                                       By: /s/ JAMES C. VELLEMA
                                          ------------------------------------
                                          James C. Vellema
                                          Chairman
                                          (Principal Financial and Accounting
                                          Officer)



Date:  August 19, 1997                 By: /s/ HURLEY C. REED
                                          ------------------------------------
                                          Hurley C. Reed
                                          President