Form 10QSB
period 1998-06-30
MPTV INC
filed 1999-06-18
CIK 808715

                 U.S. SECURITIES AND EXCHANGE COMMISSION
	                       Washington, D.C.  20549

                  	           FORM 10-QSB

[X] 	Quarterly Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended June 30, 1998


[ ] 	Transition report under Section 13 or 15(d) of the Securities Exchange
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

                         	  366 San Miguel Dr.
	                               Suite #210
                      Newport Beach, California 92660
                	(Address of Principal Executive Offices)

                             (949) 760-6747
          	(Registrant's Telephone Number, Including Area Code)


Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] 	No [ ]

As of May 25, 1999, 500,000,000 shares of Common Stock,
$0.05 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                             				PART I
                       			FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MPTV, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                                (unaudited)


                                                 JUNE 30,           DECEMBER 31,
            ASSETS                                 1998                 1997

Property held for timeshare development        $        0           $16,218,585
Cash                                                3,854                19,303
Other Receivable                                  461,609               456,609
Other assets                                      593,634               593,634
Property and equipment                             33,627                39,627

                                               $1,092,724           $17,327,758


         LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed note payable          $        0           $13,492,996
Accounts payable and accrued expenses             750,226               562,065
Notes payable                                   7,325,582             6,570,582
Accrued interest                                1,142,339               802,809
Other accrued liabilities                         654,975               654,975
Due to related parties                             78,971                78,971

                                                9,952,093            22,162,398


Common stock - par value $.05 per share;
  authorized 200,000,000; issued 223,920,709   11,196,036            11,196,036
Additional paid-in capital                     21,584,748            21,584,748
Accumulated deficit                           (41,640,153)          (37,615,424)

  Total Shareholders' equity                   (8,859,369)           (4,834,640)

                                               $1,092,724           $17,327,758


                            MPTV, Inc. and SUBSIDIARIES
                              CONDENSED CONSOLIDATED
                              STATEMENT OF OPERATIONS
                                    (unaudited)

                                               SIX MONTHS ENDED                THREE MONTHS ENDED
                                                   JUNE 30                           JUNE 30
                                             1998            1997             1998            1997
Revenue
  Other                                   $        0      $    2,546       $       0     $     1,210


Expenses
  Excess of expenses over revenues
     from incidental operations                    0          21,390               0          15,842
  General, administrative and consulting     957,110       2,705,124         294,020         694,373
  Interest                                   342,030         737,823         175,515         325,806
  Provisions for write-off                 2,725,589               0               0               0
     Total                                 4,024,729       3,464,337         469,535       1,036,021

Net loss                                 ($4,024,729)    ($3,461,791)      ($469,535)    ($1,034,811)

Net loss per share                            ($0.02)         ($0.02)         ($0.01)         ($0.01)

Weighted average number of                223,920,708    181,578,404       223,920,708    197,439,763
 shares outstanding


                      MPTV, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (unaudited)


                                                     SIX MONTHS ENDED
                                                          JUNE 30
                                                  1998                1997
Cash Flows From Operating Activities:
Net loss                                      (4,024,709)         (3,461,791)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Issuance of common stock for services                0           1,425,000
  Depreciation and amortization                    6,000             159,000
  Changes in assets and liabilities              522,691            (805,068)

Net Cash Used in Operating Activities         (3,496,038)         (2,682,859)


Cash Flows From Investing Activities:
Construction Deposits                                  0             131,205
Other assets                                           0            (205,121)
Write-off of timeshare property               16,218,585                   0

Net Cash Used in Investing Activities         16,218,585             (73,916)


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable          755,000           5,313,250
Proceeds from sale of common stock                     0             650,000
Principal repayments on notes payable                  0          (3,148,250)
Write-off of Trust Deed notes payable        (13,492,996)                  0


Net Cash Provided by Financing Activities    (12,737,996)          2,815,000


Net Increase (Decrease) in Cash                  (15,449)             58,225
Cash, beginning of period                         19,303              35,341
Cash, end of period                                3,854              93,566


Supplemental Disclosure of Cash Flow Information:

Cash paid for:
  Interest                                    $        0          $  499,572


  See note 3 for supplemental disclosure of non-cash investing and financing activities.


                                MPTV, Inc. and  SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                       (unaudited)

                                Number                       Additional                      Total
                                  of           Common          Paid-In     Accumulated    Stockholders'
                                Shares         Stock           Capital       Deficit         Equity



Balances January 1, 1998      223,920,708    $11,196,036    $21,584,748   ($37,615,424)   ($4,834,640)

Net loss for the six months
  ended June 30, 1998                   0              0              0     (4,024,729)    (4,024,729)


Balances, June 30, 1998       223,920,708    $11,196,036    $21,584,748    ($41,640,153)  ($8,859,369)


                          MPTV, Inc. and SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
               For the Six Months Ended  June 30, 1998 and 1997

Note 1 - Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six months June 30, 1998 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1998. Refer to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997 for additional information.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $41,640,153. The Company is in default on certain of its secured notes payable. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and State securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations for the foreseeable
future.   These factors raise substantial doubt about the Company's ability to continue as a going concern.

Note 2 - Property Held for Timeshare Development

	In November, 1997, the First Trust Deed holder of the Lake Tropicana property forced the property into receivership as a result of late payments by the Company. This was reflected in the 1998 financial statements as a write-off of the property, as the Company ceased rental operations and development of timeshare units for sale in early 1998. The property, its improvements, and all related debt were written off in 1998, and are reflected as such in these financial statements, Should the Company obtain new financing in order to reacquire the property, these write-offs will be reversed.

                        MPTV, Inc. and SUBSIDIARY
          Notes to Condensed Consolidated Financial Statements
            For the Six Months Ended  June 30, 1998 and 1997

Note  3 - Financing Commitment

During the six months ended June 30, 1998, the Company issued various notes aggregating $755,000 with interest at 10% per annum, and due on demand and on various date in 1998 and 1999. The Company used such notes to provide working capital for operations.

Note  4 - Stockholders' Equity

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the six months ended June 30, 1998 the Company issued no stock.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (Accounting for Stock Based Compensation) ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 began January 1, 1996.

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

Note  5 - Related Party Transactions

During the six months ended June 30, 1998 the Company paid an officer $149,500 as an advance on commission for future timeshare sales. Another officer was paid a salary of $75,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

ITEM  2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Six Months Ended June 30, 1998 Compared to June 30, 1996

At June 30, 1998, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1999. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under (Forward Looking Statements)]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

Expenses in excess of revenues of incidental operations decreased from $21,390 during the first six months in 1997 to $0 during the first six months in 1996. During the six months ended June 30, 1997, the Company significantly reduced certain expenses of Consolidated Resort Enterprises, Inc., consisting primarily of the operation of the Lake Tropicana Apartments. The expenses reduced included advertising, certain salaries, commissions and professional and consulting fees. Other expenses remained consistent through the year. In November, 1997, the First Trust Deed holder took the Lake Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1998.

The Company's general, administrative and consulting expenses in the six months ended June 30, 1998 equalled $957,110, a substantial decrease from $2,705,124 for the comparable period in 1997. This decrease was due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and the suspension of operations concerning the development of Lake Tropicana.

MPTV also incurred interest expense of $737,823 in the first half of 1997 as compared to $342,030 in the first half of 1998. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1998 interest consisted primarily of interest related to notes payable.

During the six months ended June 30, 1998, the Company has a negative net cash flow of $15,449. This net negative cash flow was comprised of positive cash flow of $16,218,585 from investing activities offset by negative cash flows of $3,496,038 from operating activities and negative cash flows of $12,737,996 from financing activities. A substantial portion of investing and financing activities consisted of the write-off of the Lake Tropicana property and its related debt. Should the Company obtain financing to reacquire the property from receivership, this write-off will be reversed.

Liquidity and Capital Resources

The Company's consolidated financial statements at June 30, 1998 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Funds for phase one of the renovation and project carrying costs have been derived from equity private placements and loans arranged by the Company, issuances of common stock to vendors and incurrence of unsecured debt. The Company has deposited a portion of these funds with the holder of one of its deeds of trust, to be held in trust for the development of the Lake
Tropicana project. The Company has also received a commitment to refinance the existing notes secured by first and second deeds of trust on the project (see below), which financing would provide partial releases of condominiums. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the $100 million end-loan financing of timeshare receivables, for which the Company has received a letter of commitment, subject to the completion of definitive documents and due diligence procedures, from Stanford Investors, Ltd.) plus cash flow from operations, to fund the remainder of the renovations (FLS). However, there can be no assurance the Company will receive financing adequate to complete
renovations.   In the event that the Company does not receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding, which raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $41,640,153 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions.
If significant indebtedness is then outstanding, the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

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

In November, 1997, the First Trust Deed holder of the Lake Tropicana property forced the property into receivership as a result of late payments by the Company. This was reflected in the 1998 financial statements as a write-off of the property, as the Company ceased the rental operations and development of timeshare units for sale in early 1998. Currently, the Company is attempting to obtain new financing in order to reacquire the property, resume development, and begin sales of timeshare intervals.

                              	SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:	June 4, 1999	                  	REGISTRANT:

                                      MPTV, Inc.

                                      By:      /s/ JAMES C. VELLEMA
                                         James C. Vellema
                                         Chairman
                                         (Principal Financial and Accounting
                                          Officer)



Date:	June 4, 1999	                  	By:      /s/ HURLEY C. REED
                                         Hurley C. Reed
                                         President