Form 10QSB
period 1998-09-30
MPTV INC
filed 1999-06-22
CIK 808715

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

  [X] 	Quarterly Report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 	For the quarterly period ended September 30, 1998

  [ ]  Transition report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934 	For the transition period from _________
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

                             PART I
                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MPTV, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                              (unaudited)

                                                SEPTEMBER 30      DECEMBER 31,
       ASSETS                                       1998              1997

Property held for timeshare development          $         0      $16,218,585
Cash                                                  42,264           19,303
Other Receivable                                     461,609          456,609
Other assets                                         593,334          593,634
Property and equipment                                30,627           39,627

  Total Assets                                   $ 1,127,834      $17,327,758


        LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed note payable            $         0      $13,492,996
Accounts payable and accrued expenses                625,749          562,065
Notes payable                                      7,001,082        6,570,582
Accrued interest                                   1,402,307          802,809
Other accrued liabilities                            654,975          654,975
Due to related parties                                78,971           78,971

  Total Liabilities                                9,763,084       22,162,398


Common stock - par value $.05 per share;
  authorized 500,000,000; issued 285,186,612      14,259,331       11,196,036
Additional paid-in capital                        19,101,453       21,584,748
Accumulated deficit                              (41,996,034)     (37,615,424)

  Total Shareholders' equity                      (8,635,250)      (4,834,640)

  Total Liabilities and Shareholders' equity     $ 1,127,834      $17,327,758


                                 MPTV, Inc. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                        (unaudited)

                                            NINE MONTHS ENDED                  THREE MONTHS ENDED
                                              SEPTEMBER  30                      SEPTEMBER  30
                                           1998            1997              1998            1997

Revenue
  Sales                                 $         0     $      8,200      $       0      $     8,200
  Other                                           0            4,020              0            1,474

Total Revenues                          $         0     $     12,220      $       0      $     9,674


Expenses
  Sales Expenses                                  0           83,958              0           83,958
  Excess of expenses over revenues
     from incidental operations                   0           31,684              0           10,294
  General, administrative and consulting  1,053,023        3,682,850         95,913          977,726
  Interest                                  601,998        1,044,217        259,968          306,394
  Provisions for write-off                2,725,589                0              0                0
Total Expenses                            4,380,610        4,842,709        355,881        1,378,372

Net loss                                ($4,380,610)     ($4,830,489)     ($355,881)     ($1,368,698)

Net loss per share                           ($0.02)          ($0.02)        ($0.01)          ($0.01)


Weighted average number of shares       241,120,453      194,714,728      275,519,945    220,987,375
 outstanding


                       MPTV, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited)


                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30

                                                 1998                1997
Cash Flows From Operating Activities:
Net loss                                    $ (4,380,610)      $ (3,461,791)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Issuance of common stock for services                0          1,425,000
  Depreciation and amortization                    9,000            159,000
  Changes in assets and liabilities              658,482           (805,068)

Net Cash Used in Operating Activities         (3,713,128)        (2,682,859)


Cash Flows From Investing Activities:
Construction Deposits                                  0            131,205
Other assets                                           0           (205,121)
Write-off of timeshare property               16,218,585                  0

Net Cash Provided by Investing Activities     16,218,585                  0


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable        1,000,500          5,313,250
Proceeds from sale of common stock               580,000            650,000
Principal repayments retirement on notes
 payable                                        (570,000)        (3,148,250)
Write-off of Trust Deed notes payable        (13,492,996)                 0

Net Cash Provided by Financing Activities    (12,482,496)         2,815,000


Net Increase (Decrease) in Cash              $    22,961       $    132,141
Cash, beginning of period                         19,303             35,341
Cash, end of period                          $    42,264       $    167,482


Supplemental Disclosure of
 Cash Flow Information:

Cash paid for:
  Interest                                    $        0        $   499,572


                             MPTV, Inc. and  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                     (unaudited)



                                 Number                     Additional                       Total
                                   of           Common       Paid-In       Accumulated    Stockholders'
                                 Shares         Stock        Capital         Deficit         Equity

Balances January 1, 1998       223,920,708   $11,196,036   $21,584,748    $(37,615,424)   $(4,834,640)

Net loss for the nine months
  ended September 30, 1998               0             0             0      (4,380,610)    (4,380,610)

Notes payable converted         29,265,904     1,463,295    (1,213,295)              0        250,000

Payment of notes payable        30,000,000     1,500,000    (1,180,000)              0        320,000

Sale of stock                    2,000,000       100,000       (90,000)              0         10,000

Balances, September 30, 1998   285,186,612    14,259,331   $19,101,453    $(41,996,034)   $(8,635,250)


                         MPTV, Inc. and SUBSIDIARY
            Notes to Condensed Consolidated Financial Statements
           For the Nine Months Ended  September 30, 1998 and 1997

Note 1 - Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 1998 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months September 30, 1998 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1998. Refer to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997 for additional information.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $41,996,034. The Company is in default on certain of its secured notes payable. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and State securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations
for the foreseeable future.   These factors raise substantial doubt about
the Company's ability to continue as a going concern.

                         MPTV, Inc. and SUBSIDIARY
           Notes to Condensed Consolidated Financial Statements
          For the Nine Months Ended  September 30, 1998 and 1997

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

Note  3 - Financing Commitment

During the nine months ended September 30, 1998, the Company issued various notes aggregating $1,000,500 with interest at 10% per annum, and due on demand and on various date in 1998 and 1999. The Company used such notes to provide working capital for operations.

Note  4 - Stockholders' Equity

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the nine months ended September 30, 1998 the Company issued no stock. Notes payable with an aggregate value of $570,000 were converted to stock during the period. The Company issued 59,265,904 shares for notes payable, averaging $0.010 per share.

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

                         MPTV, Inc. and SUBSIDIARY
            Notes to Condensed Consolidated Financial Statements
           For the Nine Months Ended  September 30, 1998 and 1997

Note  5 - Related Party Transactions

During the nine months ended September 30, 1998 the Company paid an officer $207,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $135,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

         ITEM  2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                                 OPERATION.

The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Nine Months Ended September 30, 1998 Compared to September
30, 1997

At Setpember 30,1998, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1999. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

Expenses in excess of revenues of incidental operations decreased from $83,958 during the first nine months in 1997 to $-0- during the first nine months in 1998. During the nine months ended September 30, 1998, the Company significantly reduced certain expenses of Consolidated Resort Enterprises, Inc., consisting primarily of the operation of the Lake Tropicana Apartments. The expenses reduced included advertising, certain salaries, commissions and professional and consulting fees. Other expenses remained consistent through the year. In November, 1997, the First Trust Deed holder took the Lake Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1998.

The Company's general, administrative and consulting expenses in the nine months ended September 30, 1998 equalled $1,053,023, a substantial decrease from $3,682,850 for the comparable period in 1997. This decrease was due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and the suspension of operations concerning the development of Lake Tropicana.

MPTV also incurred interest expense of $1,044,217 in first nine months of 1997 as compared to $601,998 in the first nine months of 1998. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1998 interest consisted primarily of interest related to notes payable.

During the nine months ended September 30, 1998, the Company had a positive net cash flow of $22,961. This net positive cash flow was comprised of positive cash flow of $16,218,585 from investing activities offset by negative cash flows of $3,713,128 from operating activities and negative cash flows of $12,482,496 from financing activities. A substantial portion of investing and financing activities consisted of the write-off of the Lake Tropicana property ad its related debt. Should the Company obtain financing to reacquire the property from receivership, this write-off will be reversed.

Liquidity and Capital Resources

The Company's consolidated financial statements at September 30, 1998 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding, which raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $41,996,034 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

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

In November, 1997, the First Trust Deed holder of the Lake Tropicana property forced the property into receivership as a result of late payment by the Company. This was reflected in the 1998 financial statements as a write-off of the property, as the Company ceased the rental operations and development of timeshare unites for sale in early 1998. Currently, the Company is attempting to obtain new financing in order to reacquire the property, resume development and begin sales of timeshare intervals.

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