Form 10KSB
period 1998-12-31
MPTV INC
filed 1999-07-30
CIK 808715

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

[ x ] Annual report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (Fee Required)

[   ]     Transitional report pursuant to Section 13 or 15(D) of the Securities
          Exchange Act of 1934 (No Fee Required)

                           COMMISSION FILE NUMBER: 0-16545


                                     MPTV, Inc.
                   (Name of small business issuer in its charter)

           Nevada                                         88-0222781
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

   366 San Miguel Drive, Suite 210
      Newport Beach, California                             92660
(Address of principal executive offices)                  (Zip Code)

                                  (949) 760-6747
                (Registrant's telephone number, including area code)

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

          The issuer had no revenues for its fiscal year ended December 31, 1998.

          As of July 28, 1999, 749,900,000 shares of Common Stock, $0.05 par value per share, were outstanding. The aggrgate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and asked prices for such stock on that date, was approximately $7,448,897.

          Transitional Small Businesss Disclosure Format: Yes [ ]  No [X]

PART I

ITEM 1.DESCRIPTION OF BUSINESS.

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

The Company plans to implement this strategy through the following components:

-Development and Marketing of Lake Tropicana Resort. The Company is currently renovating the Lake Tropicana resort. Development of the resort began in 1994; however, due to liquidity and other financial concerns, the first phase of renovation has been delayed and has yet to be completed. See
Item 5 - "Management's Discussion and Analysis or Plan of Operation." Management currently anticipates that phase one of the renovation will be completed in September 2000, subject to obtaining required permits and financing, and that the remainder of the renovation will occur in a number of phases over a period of 12 months (FLS). The phases will include complete renovation of all 176 living units and major common area improvements. Marketing of timeshare units in Lake Tropicana commenced in July 1997, but was suspended in December, 1997.

-Acquisition of Additional Timeshare Resort Properties. Management believes that providing prospective purchasers with a variety of timeshare resort opportunities is critical to the cost-effective maximization of sales opportunities.

-Use of Infomercials and Other Video Promotions to Expand Marketing Opportunities. Management recognizes that a significant factor in sales of timeshare units is the ability to reach a large number of prospective purchasers in the most economical manner. MPTV currently intends to merchandise specific vacation timeshare opportunities to designated television markets through celebrity-hosted infomercials (FLS). These half-hour infomercials will feature the Company's timeshare resort properties as well as vacation packages offered by third parties, and will permit interested viewers to call a 24-hour, toll-free number for further information. Management believes that by targeting specific markets, featuring only one venue per show and using contemporary direct response marketing methods, its infomercials will be more economical and efficient than the traditional and time-consuming marketing methods utilized by the majority of developers in the resort timeshare industry (FLS). The Company has financed the production by a third party of "Destination Paradise", an infomercial which has been test marketed on national cable stations as well as approximately 20 broadcast markets. Management considers the test market results to be positive, and intends to proceed to broadcast "Destination Paradise" in additional markets (FLS).

CRE was organized by James Vellema, its principal shareholder, in October 1992 to provide a vehicle through which to acquire the property known as Lake Tropicana from Glen Ivy Resorts, Inc., a national timeshare development company that was in a Chapter 7 bankruptcy proceeding. The Company acquired the Lake Tropicana project in 1993 through a joint venture with an unaffiliated third party in which CRE held the majority joint venture interest. In June 1993 the acquisition was complete, and Lake Tropicana was acquired subject to its then existing financing. Subsequently, in February 1994, the Company purchased the minority joint venture interest, and then owned 100% of Lake Tropicana. In 1998, the Lake Tropicana property was in receivership by the First Trust Deed holder. See Item 2 - "Description of Property," and Item 5 - "Management Discussion and Analysis of Financial Condition and Results of Operations."

     Following the acquisition in 1993 of Lake Tropicana, Mr. Vellema sought to acquire a publicly registered corporation to provide greater access to capital to facilitate the conversion of Lake Tropicana to timeshare and through which to conduct a national timeshare development business. He located MPTV during the fall of 1993.

     MPTV, Inc. had been incorporated in the state of Nevada in October 1986 by persons who are unrelated to Mr. Vellema, under the name "United Shoppers of network designed to offer a balanced program of family-oriented entertainment, plus a variety of products that could be ordered through a tollfree telephone number. The home shopping network was subsequently discontinued by its then managers, but it retained certain assets related to the development and production of television infomercials. The parties conducted negotiations during the fall of 1993.

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

     In November, 1997, the First Trust Deed holder of the Lake Tropicana property forced the property into receivership as a result of late payments by the Company. This was reflected in the 1998 financial statements as a write-off of the property, as the Company ceased rental operations and development of timeshare units for sale in early 1998. The property, its improvements, and all related debt were written off in 1998, and are reflected as such in these financial statements. Should the Company obtain new financing in order to reacquire the property, these write-offs will be reversed. The Company is seeking additional financing to complete development and marketing of the Lake Tropicana project. See Item 5 - "Management's Discussion and Analysis or Plan of Operation".

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

The Company currently intends to market timeshare interests in the Lake Tropicana project through similar on-site presentations ("tours") as well as Each tour will last approximately 90 minutes, and will combine viewing of the project with a structured sales presentation. Management anticipates that prospective buyers of the interval units will come from the large number of visitors on packaged tours of Las Vegas. Prospective buyers will also be solicited through booth locations in the Strip area of Las Vegas. The Company will either enter into an arrangement with a timeshare sales contractor or employ sales staff to provide sales services in Las Vegas with respect to the timeshare interests. The Company also intends to enter into other arrangements with brokers, or will employ sales staff, in California and Illinois to provide sales services for the Lake Tropicana units, subject to receipt of appropriate permits from the respective state agencies. To date, however, no specific brokers have been selected. Management currently anticipates that it will utilize similar marketing and sales methods at its other timeshare resorts; however, no arrangements have yet been made.

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

Employees

At December 31, 1998, the Company had 5 full-time employees. All of these employees are engaged in, or directly support, the Company's activities with respect to the Lake Tropicana project. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding that raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $42,970,837 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurances that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding (which shall, however, be subordinated to the first lien of the Notes in the property which collateralizes the Notes), the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

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

In the year ended December 31, 1998, the Company issued a significant number of shares of its Common Stock for cash and services rendered.
Management became aware in May 1996 that these issuances of Common Stock caused the total number of issued and outstanding shares to exceed the 50,000,000 shares then authorized in the Company's Articles of Incorporation. The Company's Board of Directors immediately approved an increase in the number of shares authorized to 100,000,000, and received consents approving such increase from holders of in excess of a majority of the then-outstanding shares of Common Stock. The Company subsequently filed an amendment to its Articles of Incorporation effecting such increase. Management subsequently determined, however, that the above-referenced increase was not sufficient to provide the Company with the required ability to raise capital or compensate consultants and employees for services rendered to the Company; in addition, the Company's transfer agent indicated that the Company had recently issued shares of Common Stock in excess of the currently authorized number of shares. Accordingly, the Company's Board of Directors determined that it would be in the best interest of the Company to increase the number of authorized shares of Common Stock to 500,000,000. The Company has filed definitive proxy material with the Securities and Exchange Commission, and has solicited and received the consent of its stockholders for such increase and the ratification of the excess issued. However, the recipients of such excess shares may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. There can be no assurance that the ratification of such increase and the excess issuances will provide an adequate remedy for the holders of such excess shares.

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

As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, subsequent to such delisting, if the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15c2-6 and/or Rule 15g-9 promulgated under the Exchange Act. Under such Rules, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exemptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market sell their securities in the secondary market.

The Company's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of the Company's competitors have much greater financial resources than the Company.


ITEM 2.DESCRIPTION OF PROPERTY.

The Company's principal executive offices are located in Newport Beach, California. The facility is subject to a month-to-month lease. The Company believes that this space is adequate for its immediate needs, and that it will be able to obtain additional space as necessary.

MPTV's Lake Tropicana timeshare resort is located in Las Vegas, Nevada.
The resort currently consists of 176 apartment units located in 22 separate buildings, and features swimming pools, a tennis court, a spa and recreational center, waterfalls and lush landscaping throughout the project. In November, 1997, the First Trust Deed holder of the Lake Tropicana property forced the property into receivership as a result of late payments by the Company. This was reflected in the 1998 financial statements as a write-off of the property, as the Company ceased rental operations and development of timeshare units for sale in early 1998. The property, its improvements, and all related debt were written off in 1998, and are reflected as such in these financial statements. Should the Company obtain new financing in order to reacquire the property, these write-offs will be reversed. Currently, the Company is attempting to obtain new financing in order to reacquire the property, resume development and begin sales of timeshare intervals.

ITEM 3.LEGAL PROCEEDINGS.

On March 14, 1994, Albert C. Gannaway, Jr., the founder and former officer, director and principal stockholder of the Company, and Gannaway Productions, Ltd. (collectively, "Gannaway") filed a Complaint in the Superior Court of Orange County, California against the Company and Messrs. Rasmussen (the Company's former Chairman and Chief Executive Officer) and Vellema. The Complaint sought to enforce the terms of a settlement agreement allegedly entered into by the Company and Gannaway in 1993 to resolve certain asserted or potential claims by Gannaway that (i) he was entitled to additional shares of the Company's Common Stock to be received pursuant to an option or, in the alternative, a lower option price; (ii) the Company was indebted to Gannaway for prior loans, cost advances or wages in excess of the amounts shown on the Company's books and records; and (iii) certain duplicating or other equipment being used by the Company belonged to Gannaway, and demanded damages for an alleged breach of video distribution agreements, an accounting under said agreements and rescission of the distribution agreements.

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


PART II

ITEM 4.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

During the year ended December 31, 1998, the Company issued an aggregate of 5,500,000 shares of Common Stock to certain consultants, in consideration for services rendered, 2,000,000 shares to investors for cash consideration and 65,000,000 shares to satisfy certain debt. Such issuances were deemed to be exempt from registration under the Securities Act, in reliance upon Section 4(6) of the Securities Act as transactions by an issuer with accredited investors. The recipients of securities in each such transaction represented and warranted their status as accredited investors, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about the Company.

ITEM 5.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Year Ended December 31, 1998 Compared to December 31, 1997

At December 31, 1998, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1999. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this report is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this section under ["Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

the year 1998 from a positive $83,958 during 1997.   This was the result from
the First Trust Deed holder taking the Lake Tropicana property into receivership in November 1997. No revenues or expenses were recorded for the Lake Tropicana rental activities in 1998.

The Company's general, administrative and consulting expenses in the year ended December 31, 1998 equaled $1,848,449, decrease from $4,294,723 for 1997. This decrease was due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and the suspension of operations concerning the development of Lake Tropicana.

MPTV also incurred interest expense of $781,375 in 1998 as compared to $1,240,599 in 1997. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. In 1998, as Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. 1998 interest consisted primarily of that related to notes payable.

During the year ended December 31, 1998, the Company had a positive net cash flow of $23,488. This net positive cash flow was comprised of negative cash flow of $11,879,496 from financing activities, and negative cash flow of $4,315,601 from operating activities, offset by positive cash flows of $16,218,585882 from investing activities. A substantial portion of investing and financing activities consisted of the write-off of the Lake Tropicana property and its related debt. Should the Company obtain financing to reacquire the property from receivership, this write-off will be reversed.

Liquidity and Capital Resources

The Company's consolidated financial statements at December 31, 1998 and for the year then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS).
The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court ( FLS ). The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages ( FLS ). Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000 (FLS). The entire renovation project will require six phases and approximately $7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. Provided the Company reacquires the property from receivership in the first half of 1999, management anticipates completion of this phase in the latter part of 1999, subject to obtaining the required financing (see below)(FLS). After completing phase one of the renovation, the Company plans to commence phases two and three, which will include the renovation of approximately one-half of the 176 timeshare units. Architects retained by the Company have prepared preparing plans for the purpose of soliciting fixed bids for remaining phases of the renovations.

Funds for phase one of the renovation and project carrying costs have been derived from equity private placements conducted by the Company, issuances of common stock to vendors and incurrence of unsecured debt. The Company has deposited a portion of these funds with the holder of one of its deeds of trust, to be held in trust for the development of the Lake Tropicana project. The Company has also received a commitment to refinance the existing notes secured by first and second deeds of trust on the project (see below), which financing would provide release from receivership. These release provisions facilitate the phasing of the Lake Tropicana project for conveyance to timeshare purchasers. The Company then intends to utilize the proceeds from timeshare sales (derived from the end-loan financing of timeshare receivables, plus cash flow from operations, to fund the remainder of the renovations
(FLS).  However, there can be no assurance the Company will receive financing
adequate to complete renovations.   In the event that the Company does not
receive financing, it would be unable to complete the renovation of Lake Tropicana, which would seriously impair the Company's ability to sell timeshare units in the project. If the Company is unable to sell timeshare units in Lake Tropicana, the potential value of Lake Tropicana as a rental property would be substantially lower than the potential value if sold in timeshare intervals. Furthermore, sales of timeshare units require registration or other regulatory compliance in the State of Nevada and certain other states where such units may be sold. The Company has completed the process of complying with applicable regulations to sell interval units in Lake Tropicana in Nevada, except for the posting of bonds to activate the public permit.

ITEM 6.FINANCIAL STATEMENTS.

                            MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                 DECEMBER 31,        DECEMBER 31,
           ASSETS                                   1998                1997

Property held for timeshare development          $         0         $16,218,585
Cash                                                  42,791              19,303
Other Receivable                                     461,609             456,609
Other assets                                         593,334             593,634
Property and equipment                                27,627              39,627

     Total Assets                                $ 1,125,361         $17,327,758


           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses              766,202             562,065
  Notes payable                                    7,349,082           6,570,582
  Accrued interest                                 1,581,684             802,809
  Other accrued liabilities                          684,475             654,975
  Due to related parties                              78,971              78,971

     Total Liabilities                           $10,460,414         $22,162,398

Shareholders' equity:
  Common stock - par value $.05 per share;
   authorized 500,000,000; issued 385,210,422
   in 1998 and 223,920,708 in 1997               $19,260,521         $11,196,036
  Additional paid-in capital                      14,375,263          21,584,748
  Accumulated deficit                            (42,970,837)        (37,615,424)

     Total Shareholders' equity                  $(9,335,053)        $(4,834,640)

     Total Liabilities and shareholders' equity  $ 1,125,361         $17,327,758

                      See Notes to Consolidated Financial Statements

                           MPTV, Inc. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
                                  (UNAUDITED)



                                                   1998                       1997
Revenue
  Sales                                        $          0              $    11,620
  Other                                                   0                    5,020

    Total Revenue                              $          0              $    16,640

Expenses
  Sales Expenses                               $          0              $    83,958
  Excess of expenses over revenues
   from incidental operations                             0                   84,565
  General, administrative and consulting          1,848,449                4,294,723
           Interest                                 781,375                1,240,599
  Provisions for write-off                        2,725,589                        0

    Total Expenses                             $  5,355,413              $ 5,703,845

Net loss                                       $ (5,355,413)             $(5,687,205)

Net loss per share                             $      (0.02)             $     (0.02)


Weighted average number of shares
  outstanding                                   304,565,565              202,016,223

                         See Notes to Consolidated Financial Statements
                                            12

                           MPTV, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
                                  (UNAUDITED)



                                                    1998              1997
Cash Flows From Operating Activities:
 Net loss                                    $  (5,355,413)     $  (5,687,205)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Issuance of comon stock for services            20,000          1,445,000
    Depreciaton and amortization                    12,000            313,800
    Changes in assets and liabilities            1,007,812           (483,665)

Net Cash Used in Operating Activities        $  (4,315,601)     $  (4,412,070)


Cash Flows From Investing Activities:
  Construction Deposits                      $           0      $     624,400
  Other assets                                           0           (350,443)
  Purchase of furniture and equipment           16,218,585            (12,925)

Net Cash Used in Investing Activitie         $  16,218,585      $     261,032


Cash Flows From Financing Activities:
  Proceeds from issuance of notes payable    $   1,598,500      $   6,433,250
  Proceeds from sale of common stock               835,000            850,000
  Principal repayments on notes payable           (820,000)        (3,148,250)
  Write-off of trust Deed notes payable        (13,492,996)                 0

Net Cash Provided by Financing Activities    $ (11,879,496)     $   4,135,000


Net Increase (Decrease) in Cash              $      23,488      $     (16,038)
Cash, beginning of period                           19,303             35,341
Cash, end of period                          $      42,791      $      19,303


Supplemental Disclosure of Cash Flow Information:

    Cash paid for:
      Interest                               $           0      $     732,534

                See Notes to Consolidated Financial Statements

                                      MPTV, Inc. and  SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE YEAR ENDED DECEMBER 31, 1998
                                              (UNAUDITED)

                                       Number                        Additional                            Total
                                         of            Common          Paid-In         Accumulated      Stockholders'
                                       Shares           Stock          Capital           Deficit           Equity

Balances January 1, 1998             223,920,708    $11,196,036      $21,584,748      $ (37,615,424)    $ (4,834,640)

Net loss for the year ended
  December 31, 1998                            0              0                0         (5,355,413)      (5,355,413)

Notes payable converted               86,789,714      4,439,485       (3,939,485)                 0          500,000

Payment of notes payable              65,000,000      3,250,000       (2,925,000)                 0          325,000

Payment of operating expenses          5,500,000        275,000         (255,000)                 0           20,000

Sale of stock                          2,000,000        100,000          (90,000)                 0           10,000

Balances, December 31, 1998          383,210,422    $19,160,521      $14,375,263      $ (42,970,837)    $ (9,335,053)

                                 See Notes to Consolidated Financial Statements
                                                       14

                            MPTV, Inc. and SUBSIDIARY
               Notes to Condensed Consolidated Financial Statements
                  For the Years Ended December 31, 1998 and 1997

Note 1 - Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at December 31, 1998 and 1997 and the results of operations and cash flows for the years then ended. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $42,970,837. The Company is in default on certain of its secured notes payable. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and State securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations for the foreseeable future. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                         MPTV, Inc. and SUBSIDIARY
           Notes to Condensed Consolidated Financial Statements
              For the Years Ended December 31, 1998 and 1997

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

Note  3 - Financing Commitment

During the year ended December 31, 1998, the Company issued various notes aggregating $1,598,500 with interest at 10% per annum, and due on demand and on various date in 1998 and 1999. The Company used such notes to provide working capital for operations.

Note  4 - Stockholders' Equity

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the year ended December 31, 1998 the Company issued 5,500,000 shares of stock, at a value of $275,000, for services rendered by the Company's consultants. Notes payable with an aggregate value of $4,439,485 were converted to stock during the period. The Company issued 65,000,000 shares in payment of notes payable, averaging $0.005 per share.

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

PART III.

ITEM 7.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table provides certain information regarding the Company's directors and executive officers at December 31, 1998:

Name                 Age                     Position
James C. Vellema     60          Chairman of the Board, Chief Executive
                                 Officer, and Chief Financial Officer

Hurley C. Reed       62          President, Chief Operating Officer
                                 and a director

James C. Vellema has served as Chairman of the Board and Chief Executive Officer of MPTV since November 1994, and as Chief Financial Officer since December 1993. He served as President and a Director of the Company from December 1993 through October 1994. He also serves as the President and a Director of CRE, which he founded in October 1992. From July 1989 to October 1992, Mr. Vellema served as President and a founder of Tamarack Holdings/ Reefshare, which developed and marketed timeshare intervals in certain resort properties. From 1978 to 1989, he served as a business consultant in the areas of product development and association management for Glen Ivy Financial Group, Inc., a developer of 12 resort projects in the Western United States and Hawaii. From 1972 to 1978, Mr. Vellema was the President of Donner Financial Inc., a company involved in non-hotel timeshare development and sales.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and holders of 10% or more of the Company's Common Stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all such reports filed with the SEC. The Company does not have any information which indicates that any director, executive officer or 10% shareholder of the Company during the year ended December 31, 1998, did not timely report transactions as required under the Securities Exchange Act of 1934.

ITEM 8.EXECUTIVE COMPENSATION.

The following table sets forth information concerning compensation for the Company's fiscal year ended December 31, 1998, awarded to, earned by or paid to the individuals serving as Chief Executive Officer of the Company during such year and to certain other executive officers of the Company (collectively, the "Named Executive Officers").



Name and Principal Positions        Year               Salary

James C. Vellema,                   1998             $325,000(2)
Chairman of the Board and Chief     1997             $325,000(3)
Executive and Financial Officer(1)


Hurley C. Reed,                     1998             $200,000(5)
President (4)                       1997             $175,000

______________________

(1)Mr. Vellema became Chairman and Chief Executive Officer of MPTV in
        November 1994.
(2)Includes approximately $300,000 of accrued salary pursuant to Mr.
        Vellema's employment agreement; excludes approximately $26,000 paid to Mr. Vellema's spouse under a consulting agreement.
(3)Includes approximately $100,000 of accrued salary pursuant to Mr.
        Vellema's employment agreement; excludes approximately $26,000 paid to Mr. Vellema's spouse under a consulting agreement.
(4)Mr. Reed became President of the Company in November 1994.
(5)Includes approximately $150,000 of accrued salary pursuant to Mr. Reed's employment agreement.


Option Grants in Last Fiscal Year

No options were granted to any of the Named Executive Officers in the year ended December 31, 1998.


ITEM 9.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CRS acts as the managing agent for the timeshare owners association incorporated at the Company's Lake Tropicana timeshare resort. CRS will receive a management fee for such services equal to approximately ten percent of the gross annual assessment at the resort; however, no such fee was paid during the year ended December 31, 1998. Management also anticipates providing similar services to, and receiving similar fees from, other resorts.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities
Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California on the 9th day of March, 1999.


REGISTRANT:

MPTV, INC.

By:  /s/ JAMES C. VELLEMA
     James C. Vellema
     Chairman


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

Signature                           Title                                             Date

 /s/ JAMES C. VELLEMA                Chief Executive Officer, Chief Financial        March 9, 1999
   James C. Vellema                  Officer (Principal Executive Officer and
                                     Principal Financial and Accounting
                                     Officer) and Chairman of the Board


 /s/ HURLEY C. REED                  President and a Director                        March 9, 1999
   Hurley C. Reed
