Form 10QSB
period 1998-03-31
MPTV INC
filed 1999-09-09
CIK 808715

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999


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


     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of August 31, 1999, 500,000,000 shares of Common Stock, $0.05 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                             				PART I
		                       	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MPTV, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                           					(unaudited)

                                               MARCH 31,      DECEMBER 31,
          ASSETS                                 1999             1998

Property held for timeshare development        $        0     $         0
Cash                                                9,146          42,791
Other Receivable                                  461,609         461,609
Other assets                                      593,334         593,334
Property and equipment                             24,627          27,627

                                               $1,088,716     $ 1,125,361

         LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed note payable          $        0     $         0
Accounts payable and accrued expenses             714,606         766,202
Notes payable                                   7,404,582       7,349,082
Accrued interest                                1,766,104       1,581,684
Other accrued liabilities                         684,475         684,475
Due to related parties                             97,471          78,971

  Total Liabilities                            10,667,238      10,460,414


Common stock - par value $.05 per share;
  authorized 500,000,000; issued 500,000,000   25,000,000      19,260,521
Additional paid-in capital                      8,825,784      14,375,263
Accumulated deficit                           (43,404,306)    (42,970,837)

  Total Shareholders' equity                   (9,578,522)     (9,335,053)

                                               $1,088,716     $ 1,125,361

                     				MPTV, Inc. and SUBSIDIARIES
     			                  	CONDENSED CONSOLIDATED
     			                  	STATEMENT OF OPERATIONS
                            				(unaudited)


                                                THREE MONTHS ENDED
                                                     MARCH 31
                                             1999                1998

Revenue
  Other                                 $       353          $         0


Expenses
  Excess of expenses over revenues
     from incidental operations                   0                    0
  General, administrative and consulting    249,402              622,090
  Interest                                  184,420              166,515
  Provisions for write-off                        0            2,725,589

                                            433,822            3,554,194


Net loss                                ($  433,469)         ($3,554,194)

Net loss per share                          ($0.016)             ($0.015)

Weighted average number of shares        496,736,807          223,920,708
   outstanding

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (unaudited)

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                             1999            1998
Cash Flows From Operating Activities:
Net loss                               	 $(  433,469)   $ (3,554,194)
Adjustments to reconcile net loss to net
    income:
  cash provided by operating activities:
  Issuance of common stock for debt           90,000               0
  Depreciation and amortization                3,000           3,000
  Changes in assets and liabilities          151,324         357,368

Net Cash Used in Operating Activities       (189,145)     (3,193,826)

Cash Flows From Investing Activities:
Construction Deposits                     $         0    $         0
Write-off of timeshare property                     0     16,218,585

Net Cash Used in Investing Activities               0     16,218,585


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable   $    55,500    $   450,000
Proceeds from sale of common stock            100,000              0
Principal repayments on notes payable               0              0
Write-off of Trust Deed notes payable               0    (13,492,996)

Net Cash Provided by Financing Activities     155,500    (13,042,996)


Net Increase (Decrease) in Cash               (33,645)       (18,237)
Cash, beginning of period                      42,791         19,303
Cash, end of period                             9,146          1,066


Supplemental Disclosure of Cash Flow
   Information:
Cash paid for:
  Interest                                          0          2,500
  Taxes                                             0              0

See note 3 for supplemental disclosure of non-cash investing and financing activities.

                  		MPTV, Inc. and  SUBSIDIARIES
		      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	            	FOR THE THREE MONTHS ENDED MARCH 31, 1999
	                          	(unaudited)


	                      Number	                Additional                   Total
			                      of          Common    Paid-In    Accumulated    Stockholders'
		                     Shares	       Stock	    Capital    Deficit	         Equity

Balances,
 January 1, 1999      383,210,422 $19,260,521 $14,375,263 $(42,970,837) $(9,335,053)
Net loss for
the three months
ended March 31, 1999	           0 	         0	          0     (433,469)    (433,469)

Common Stock issued
 for debt              68,789,578   3,739,479  (3,149,479)           0       90,000

Conversion of
 Warrants              50,000,000   2,500,000  (2,400,000)           0      100,000

Balances,
 March 31, 1999       500,000,000 $25,000,000 $ 8,825,784 $(43,404,306) $(9,578,522)


                         	MPTV, Inc. and SUBSIDIARY
	            Notes to Condensed Consolidated Financial Statements
             	For the Three Months Ended March 31, 1999 and 1998

Note 1 - Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months March 31, 1999 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1999. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 for additional information.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $43,404,306. The Company is in default on certain of its secured notes payable. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and State securities laws. Until resolved, the impact of such issuances, if any, on the Company=s ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations for
the foreseeable future.   These factors raise substantial doubt about the
Company's ability to continue as a going concern.

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

                      	MPTV, Inc. and SUBSIDIARY
          	Notes to Condensed Consolidated Financial Statements For the Three Months Ended March 31, 1999 and 1998

Note  3 - Financing Commitment

During the three months ended March 31, 1999,the Company issued various notes aggregating $55,500 with interest at 10% per annum, and due on demand and on various date in 1999 and 2000. The Company used such notes to provide working capital for operations.

Note  4 - Stockholders' Equity

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the three months ended March 31, 1999, the Company issued 66,789,578 shares for liabilities valued at an average of $0.001 per share, with an aggregate value of $90,000. The fair value was determined by management based on the closing price of the Company's common stock as quoted by OTB, less a discount for transferability restrictions. Warrants were exercised by lenders during the three months ended March 31, 1999, totalling 50,000,000 shares at an aggregate value of $100,000 ($0.002 per share).

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (Accounting for Stock Based Compensation) (Statement No. 123). Statement No. 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 began January 1, 1996.

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

Note  5 - Related Party Transactions

During the quarter ended March 31, 1999 the Company paid an officer $25,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $15,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

 ITEM  2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

	Three Months Ended March 31, 1999 Compared to March 31, 1998

At March 31, 1999, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 1999. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

Expenses in excess of revenues of incidental operations was $ 0 during the first three months in 1999 and $ 0 during the first three months in 1998. Previously, the Company derived its incidental revenue from the activities of Consolidated Resort Enterprises, Inc., which consisted primarily of the operation of the Lake Tropicana Apartments.
In November, 1997 the First Trust Deed holder took the Lake
Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1998.

The Company's general, administrative and consulting expenses in the three months ended March 31, 1999 equalled $249,402, a substantial decrease from $662,090 for the comparable period in 1998. This decrease was due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

MPTV also incurred interest expense of $184,420 in the first quarter of 1999 as compared to $166,515 in the first quarter of 1998. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1998 and 1999 interest consisted primarily of interest related to notes payable.

During the three months ended March 31, 1999, the Company had a negative net cash flow of $33,645. This net negative cash flow was comprised of positive cash flow of $155,500 from financing activities offset by negative cash flows of $189,145 from operating activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the 1998 financing and investing activities related to the write-off of the Lake Tropicana property and its related debt. Should the Company obtain financing to reacquire the property from receivership, this write-off will be reversed.

Liquidity and Capital Resources

The Company's consolidated financial statements at March 31, 1999 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects
(FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court (FLS). The Company also anticipates undertaking a complete renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages ( FLS ). Management currently estimates that timeshare unit renovations will cost approximately $38,000 per unit, while common area renovations will require an additional $1,000,000 (FLS). The entire renovation project will require six phases and approximately
$7,000,000 to $8,000,000 to complete (FLS), of which approximately $1,000,000 (excluding capitalized interest paid in cash of $1,400,000) has been expended to date. In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. Management currently anticipates completion of this phase in late 1999, subject to obtaining the required financing
(see below)(FLS). After completing phase one of the renovation, the Company plans to commence phases two and three, which will include the renovation of approximately one-half of the 176 timeshare units.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding, which raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $43,404,306 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

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


Date:	August 31, 1999          		REGISTRANT:

                             				MPTV, Inc.


                             				By:      /s/ JAMES C. VELLEMA
                             				   James C. Vellema
				                                Chairman
				                               (Principal Financial and Accounting Officer)



Date:	August 31, 1999           	By:      /s/ HURLEY C. REED
				                                Hurley C. Reed
				                                President