Form 10QSB
period 1999-06-30
MPTV INC
filed 1999-11-05
CIK 808715

                 U.S. SECURITIES AND EXCHANGE COMMISSION
	                       Washington, D.C.  20549

                  	           FORM 10-QSB

[X] 	Quarterly Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended June 30, 1999


[ ] 	Transition report under Section 13 or 15(d) of the Securities Exchange
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

As of November 5, 1999, 910,801,558 shares of Common Stock,
$0.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                             				PART I
                       			FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MPTV, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                (unaudited)


                                                 JUNE 30,           DECEMBER 31,
            ASSETS                                 1999                 1998

Property held for timeshare development        $        0           $         0
Cash                                              209,438                42,791
Other Receivable                                  461,609               461,609
Other assets                                      593,334               593,334
Property and equipment                             21,627                27,627
Investment in Lake Trop, LLC                    1,000,000                     0

                                               $2,286,008           $ 1,125,361


         LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed note payable          $        0           $         0
Accounts payable and accrued expenses             732,575               766,202
Notes payable                                   7,631,824             7,349,082
Accrued interest                                1,953,365             1,581,684
Other accrued liabilities                         654,475               654,475
Due to related parties                             78,971                78,971

                                               11,081,210            10,460,414


Common stock - par value $.05 per share;
  authorized 750,000,000; issued 749,900,000   37,495,000            19,260,521
Additional paid-in capital                     (2,215,216)           14,375,263
Accumulated deficit                           (44,074,986)          (42,970,837)

  Total Shareholders' equity                   (8,795,202)           (9,335,053)

                                               $2,286,008           $ 1,125,361


                            MPTV, Inc. and SUBSIDIARIES
                              CONDENSED CONSOLIDATED
                              STATEMENT OF OPERATIONS
                                    (unaudited)

                                               SIX MONTHS ENDED                THREE MONTHS ENDED
                                                   JUNE 30                           JUNE 30
                                             1999            1998             1999            1998
Revenue
  Other                                   $      474      $        0       $     121     $         0


Expenses
  Excess of expenses over revenues
     from incidental operations                    0               0               0               0
  General, administrative and consulting     732,942         957,110         483,540         294,020
  Interest                                   371,681         342,030         187,261         175,515
  Provisions for write-off                         0       2,725,589               0               0
     Total                                 1,104,623       4,024,729         670,801         469,535

Net loss                                 ($1,104,149)    ($4,024,729)      ($670,680)    ($  469,535)

Net loss per share                            ($0.01)         ($0.02)         ($0.01)         ($0.01)

Weighted average number of                546,401,737    223,920,708       596,066,667    223,920,708
 shares outstanding


                      MPTV, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (unaudited)


                                                     SIX MONTHS ENDED
                                                          JUNE 30
                                                  1999                1998
Cash Flows From Operating Activities:
Net loss                                      (1,104,149)         (4,024,729)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Issuance of common stock for services          249,000                   0
  Issuance of common stock for debt              355,000                   0
  Depreciation and amortization                    6,000               6,000
  Changes in assets and liabilities              338,054             522,691

Net Cash Used in Operating Activities           (156,095)         (3,496,038)


Cash Flows From Investing Activities:
Construction Deposits                                  0                   0
Other assets                                           0                   0
Write-off of timeshare property                        0          16,218,585

Net Cash Used in Investing Activities                  0          16,218,585


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable          269,000             755,000
Proceeds from sale of common stock               140,000                   0
Principal repayments on notes payable            (86,258)                  0
Write-off of Trust Deed notes payable                  0         (13,492,996)


Net Cash Provided by Financing Activities        322,742         (12,737,996)


Net Increase (Decrease) in Cash                  166,647             (15,449)
Cash, beginning of period                         42,791              19,303
Cash, end of period                              209,438               3,854


Supplemental Disclosure of Cash Flow Information:

Cash paid for:
  Interest                                    $        0          $        0


  See note 3 for supplemental disclosure of non-cash investing and financing activities.


                                MPTV, Inc. and  SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                       (unaudited)

                                Number                       Additional                      Total
                                  of           Common          Paid-In     Accumulated    Stockholders'
                                Shares         Stock           Capital       Deficit         Equity



Balances January 1, 1999      383,210,422    $19,260,521    $14,375,263   ($42,970,837)   ($9,335,053)

Net loss for the six months
  ended June 30, 1999                   0              0              0     (1,104,149)    (1,104,149)

Common stock issued
  for services                 25,900,000      1,295,000     (1,046,000)             0        249,000

Common stock issued for debt  112,789,578      5,639,479     (5,284,479)             0        355,000

Conversion of warrants         58,000,000      2,900,000     (2,760,000)             0        140,000

Investment in Lake Trop, LLC  170,000,000      8,500,000     (7,500,000)             0      1,000,000


Balances, June 30, 1999       749,900,000    $37,595,000    ($2,215,216)  ($44,074,986)   ($8,695,202)


                          MPTV, Inc. and SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
               For the Six Months Ended June 30, 1999 and 1998

Note 1 - Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and 1997, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six months June 30, 1999 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1999. Refer to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1998 for additional information.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $44,074,986. The Company is in default on certain of its secured notes payable. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and State securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations for the foreseeable
future.   These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In June, 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Liability Company. The purpose of Lake Trop, LLC is to release the
Lake Tropicana property from receivership, reduce debt, and construct and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 170,000,000 shares of stock with an aggregate value of $1,000,000 as its initial investment in Lake Trop.

                        MPTV, Inc. and SUBSIDIARY
          Notes to Condensed Consolidated Financial Statements
            For the Six Months Ended  June 30, 1999 and 1998

Note  3 - Financing Commitment

During the six months ended June 30, 1999, the Company issued various notes aggregating $269,000 with interest at 10% per annum, and due on demand and on various dates in 1999 and 2000. The Company used such notes to provide working capital for operations.

Note  4 - Stockholders' Equity

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the six months ended June 30, 1999 the Company issued 112,789,578 shares for liabilities valued at an average of $0.001 per share, with an aggregate value of $355,000. The fair value was determined by management based on the closing price of the Company's common stock as quoted by OTB, less a discount for transferability restrictions. Warrants were exercised by lenders during the six months ended June 30, 1999, totalling 58,000,000 shares at an aggregate value of $140,000 ($0.002 per share).

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

Note  5 - Related Party Transactions

During the six months ended June 30, 1998 the Company paid an officer $50,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $30,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

ITEM  2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Six Months Ended June 30, 1999 Compared to June 30, 1998

At June 30, 1999, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units by Lake Trop, LLC are expected in early 2000. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements"].

Expenses in excess of revenues of incidental operations was $ 0 during the first six months in 1999 and $ 0 during the first six months in 1998. Previously, the Company derived its incidental revenue from the activities of Consolidated Resort Enterprises, Inc., which consisted primarily of the operation of the Lake Tropicana Apartments. In November, 1997 the First Trust Deed holder took the Lake Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1998.

The Company's general, administrative and consulting expenses in the six months ended June 30, 1999 equalled $732,942, a substantial decrease from $957,110 for the comparable period in 1998. This decrease was due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

MPTV also incurred interest expense of $371,681 in the first half of 1999 as compared to $342,030 in the first half of 1998. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1998 and 1999 interest consisted primarily of interest related to notes payable.

During the six months ended June 30, 1999, the Company had a positive net cash flow of $166,647. This net positive cash flow was comprised of positive cash flow of $322,742 from financing activities offset by negative cash flows of $156,095 from operating activities. A substantial portion of financing activities consisted of the issuance of stock and notes payable. A substantial portion of the 1998 financing and investing activities related to the write-off of the Lake Tropicana property and its related debt.

Liquidity and Capital Resources

The Company's consolidated financial statements at June 30, 1999 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Trop, LLC, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects
(FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented visitors to Las Vegas and includes major common area improvements such as landscaping, parking and a decorative security wall, as well as construction of a reception area and activity center and installation of a new roof and porches, the rebuilding of the main pool and construction of two additional pools and a tennis court (FLS). The Company also anticipates Lake Trop, LLC undertaking a complete reconstruction and renovation of the timeshare units, including kitchens, bathroom fixtures, air conditioning, wall and floor coverings and complete furniture and fixture packages as well as construction of new buildings ( FLS ). Management currently estimates that timeshare unit reconstructions will cost approximately $170,261 per unit, while common area reconstruction and renovation will require an additional $10,120,000 (FLS). The entire project will require three to five phases and approximately $59,000,000 to $60,000,000 to complete (FLS). In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. With the release of the Lake Tropicana property from receivership, and the formation in Lake Trop, LLC, Management currently anticipates completion of this phase in early 2000.

After completing phase one of the renovation, Lake Trop, LLC the Company plans to commence the other phases, which will include the renovation/construction of approximately 512 timeshare units.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding, which raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $44,074,986 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

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

In November, 1997, the First Trust Deed holder of the Lake Tropicana property forced the property into receivership as a result of late payments by the Company. This was reflected in the 1998 financial statements as a write-off of the property, as the Company ceased the rental operations and development of timeshare units for sale in early 1998. Subsequently, the Company entered into an agreement with All Star Resorts, Inc. to form a joint venture in Lake Trop, LLC, in order to release the property from receivership, and to develop the property for timeshare sales.

                              	SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:	November 5, 1999	                  	REGISTRANT:

                                      MPTV, Inc.

                                      By:      /s/ JAMES C. VELLEMA
                                         James C. Vellema
                                         Chairman
                                         (Principal Financial and Accounting
                                          Officer)



Date:	November 5, 1999	              	By:      /s/ HURLEY C. REED
                                         Hurley C. Reed
                                         President