Form 10QSB
period 1999-09-30
MPTV INC
filed 2000-01-11
CIK 808715

                 U.S. SECURITIES AND EXCHANGE COMMISSION
	                       Washington, D.C.  20549

                  	           FORM 10-QSB

[X] 	Quarterly Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended September 30, 1999


[ ] 	Transition report under Section 13 or 15(d) of the Securities Exchange
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

As of November 30, 1999, 931,912,669 shares of Common Stock,
$0.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                             				PART I
                       			FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MPTV, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                (unaudited)


                                               SEPTEMBER 30,        DECEMBER 31,
            ASSETS                                 1999                 1998

Property held for timeshare development        $         0           $         0
Cash                                                69,121                42,791
Other Receivable                                   506,609               461,609
Other assets                                       593,334               593,334
Property and equipment                              23,383                27,627
Investment in Lake Trop, LLC                     1,839,400                     0

                                               $ 3,031,847           $ 1,125,361


         LIABILITIES AND SHAREHOLDERS' EQUITY

All inclusive trust deed note payable          $         0           $         0
Accounts payable and accrued expenses              628,424               766,202
Notes payable                                    7,566,824             7,349,082
Accrued interest                                 2,143,348             1,581,684
Other accrued liabilities                          684,475               654,475
Due to related parties                             553,971                78,971

                                                11,577,042            10,460,414


Common stock - par value $.01 per share;
  authorized 950,000,000; issued 777,900,000     7,779,000            19,260,521
Additional paid-in capital                      28,426,784            14,375,263
Accumulated deficit                            (44,750,979)          (42,970,837)

  Total Shareholders' equity                    (8,545,195)           (9,335,053)

                                               $ 3,031,847           $ 1,125,361


                            MPTV, Inc. and SUBSIDIARIES
                              CONDENSED CONSOLIDATED
                              STATEMENT OF OPERATIONS
                                    (unaudited)

                                                NINE MONTHS ENDED                THREE MONTHS ENDED
                                                   SEPTEMBER 30                      SEPTEMBER 30
                                               1999            1998             1999            1998
Revenue
  Other                                   $       474      $         0     $       121     $         0


Expenses
  Excess of expenses over revenues
     from incidental operations                     0                0               0               0
  General, administrative and consulting    1,067,952        1,053,023         335,010          95,913
  Interest                                    712,664          601,998         340,983         259,968
  Provisions for write-off                          0        2,725,589               0               0

     Total                                  1,780,616        4,380,610         675,993         355,881

Net loss                                  $(1,780,142)     $(4,380,610)    $  (675,872)    $  (355,881)

Net loss per share                             ($0.01)          ($0.02)         ($0.01)         ($0.01)

Weighted average number of                 617,790,047      241,120,453     768,566,667     275,519,945
 shares outstanding


                      MPTV, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (unaudited)


                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                  1999                1998
Cash Flows From Operating Activities:
Net loss                                      (1,780,142)         (4,380,610)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Issuance of common stock for services          345,000                   0
  Issuance of common stock for debt              320,000                   0
  Depreciation and amortization                    9,000               9,000
  Changes in assets and liabilities              953,886             658,482

Net Cash Used in Operating Activities           (152,256)         (3,713,128)


Cash Flows From Investing Activities:
Investment in Lake Trop                         (839,400)                  0
Equipment Purchase                                (4,756)                  0
Write-off of timeshare property                        0          16,218,585

Net Cash Used in Investing Activities           (844,156)         16,218,585


Cash Flows From Financing Activities:
Proceeds from issuance of notes payable          269,000           1,000,500
Proceeds from sale of common stock               905,000             580,000
Principal repayments on notes payable           (151,258)           (570,000)
Write-off of Trust Deed notes payable                  0         (13,492,996)


Net Cash Provided by Financing Activities      1,022,742         (12,482,496)


Net Increase (Decrease) in Cash                   26,330              22,961
Cash, beginning of period                         42,791              19,303
Cash, end of period                               69,121              42,264


Supplemental Disclosure of Cash Flow Information:

Cash paid for:
  Interest                                    $        0          $        0


  See note 3 for supplemental disclosure of non-cash investing and financing activities.


                                MPTV, Inc. and  SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                        (unaudited)

                                Number                       Additional                      Total
                                  of           Common          Paid-In     Accumulated    Stockholders'
                                Shares         Stock           Capital       Deficit         Equity



Balances January 1, 1999      383,210,422    $19,260,521    $14,375,263   $(42,970,837)   $(9,335,053)

Net loss for the nine months
 ended September 30, 1999               0              0              0     (1,780,142)    (1,780,142)

Common stock issued
  for services                 37,900,000      1,895,000     (1,550,000)             0        345,000

Common stock issued for debt  125,789,578      6,289,479     (5,969,479)             0        320,000

Conversion of warrants         61,000,000      3,050,000     (2,895,000)             0        155,000

Investment in Lake Trop, LLC  170,000,000      8,500,000     (6,750,000)             0      1,750,000

Reorganization                          0    (31,216,000)    31,216,000              0              0

Balances, September 30, 1999  777,900,000    $ 7,779,000    $28,426,784   $(44,750,979)   $(8,545,195)


                          MPTV, Inc. and SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
             For the Nine Months Ended September 30, 1999 and 1998

Note 1 - Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months September 30, 1999 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1999. Refer to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1998 for additional information.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred cumulative net losses of $44,750,979. The Company is in default on certain of its secured notes payable. The Company will also require capital for its timeshare development and marketing activities, as well as capital for interest and administrative expenses. Furthermore, freely tradable shares of common stock have been improperly issued without registration under Federal and State securities laws. Until resolved, the impact of such issuances, if any, on the Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and common stock is unknown.  The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's Joint Venture, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations for the foreseeable
future.   These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In June, 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Liability Company. The purpose of Lake Trop, LLC is to release the
Lake Tropicana property from receivership, reduce debt, and construct and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 170,000,000 shares of stock with an aggregate value of $1,750,000 as its initial investment in Lake Trop, and provided an additional $500,000 cash investment.

                        MPTV, Inc. and SUBSIDIARY
          Notes to Condensed Consolidated Financial Statements
          For the Nine Months Ended September 30, 1999 and 1998

Note  3 - Financing Commitment

During the nine months ended September 30, 1999, the Company issued various notes aggregating $269,000 with interest at 10% per annum, and due on demand and on various dates in 1999 and 2000. The Company used such notes to provide working capital for operations.

Note  4 - Stockholders' Equity

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the nine months ended September 30, 1999 the Company issued 125,789,578 shares for liabilities valued at an average of $0.025 per share, with an aggregate value of $320,000. The fair value was determined by management based on the closing price of the Company's common stock as quoted by OTB, less a discount for transferability restrictions. Warrants were exercised by lenders during the nine months ended September 30, 1999, totalling 61,000,000 shares at an aggregate value of $155,000 ($0.0025 per share).

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

In August, 1999, the Company's board of directors elected to reduce the par value of the Company's common stock to $0.01, and to increase authorized shares to 950,000,000. This was done to more accurately reflect the Company's equity position after several years of issuing stock below par, and to provide for the future raising of capital through issuance of common stock.

Note  5 - Related Party Transactions

During the nine months ended September 30, 1999 the Company paid an officer $238,000 as an advance on commission for future timeshare sales. Another officer was paid a salary of $120,000. These payments were made pursuant to the terms of the respective officer's Employment Agreement.

ITEM  2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Nine Months Ended September 30, 1999 Compared to September 30, 1998

At September 30, 1999, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units by Lake Trop, LLC are expected in early 2000. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements"].

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

The Company's general, administrative and consulting expenses in the nine months ended September 30, 1999 equalled $1,067,952, not a substantial change from $1,053,023 for the comparable period in 1998.

MPTV also incurred interest expense of $712,664 in the first nine months of 1999 as compared to $601,998 in the first nine months of 1998. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1998 and 1999 interest consisted primarily of interest related to notes payable.

During the nine months ended September 30, 1999, the Company had a positive net cash flow of $26,330. This net positive cash flow was comprised of positive cash flow of $1,022,742 from financing activities offset by negative cash flows of $152,256 from operating activities, and $844,156 from investing activities. A substantial portion of financing activities consisted of the issuance of stock and notes payable. A substantial portion of the 1999 investing activities include the investment in the Lake Trop project. A substantial portion of the 1998 financing and investing activities related to the write-off of the Lake Tropicana property and its related debt.

Liquidity and Capital Resources

The Company's consolidated financial statements at September 30, 1999 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Trop, LLC, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The planned renovation program for the Lake Tropicana project is intended to
appeal to family-oriented visitors to Las Vegas.   Phase one entails the
transformation of 40 existing units into deluxe two-bedroom suites with fireplaces, marble baths and kitchens, upgraded plumbing, air conditioning, and deluxe furniture, fixtures, and appliances The exteriors will have new roofs, the railing will be replaced with stucco walls, and new patio doors and windows will be installed. This renovation will require approximately three months to complete. In addition, plans are to construct a decorative block and stucco wall around the property, extensive landscaping in the front, and a new sign at the entrance. All of these features will be brightly illuminated to draw attention to the project at night. A guardhouse is also planned for the entrance to the project. All of the exteriors of the buildings will be repainted, the landscaping will be upgraded throughout the project, and the waterfall and lagoon will be repaired. In addition to the planned renovation of the forty existing units, fifty units will be painted, refurnished, and refurbished, to be used for mini-vacations for vacation ownership prospects.
At the same time, revised permits will be applied for, in California and Nevada, to sell vacation ownership intervals, and the Company will commence sales upon approval. Phases two and three entail tearing down all of the structures on the property with the exception of the 40 remodeled units, and constructing a high-rise in two phases that will contain 310 units. The design for these units allows for seventy-two one-bedroom units and two hundred-thirty-eight two-bedroom units to maximize flexibility. Each two-bedroom unit (1,350 sq. ft.) includes three bathrooms, a kitchen, and a kitchenette. This unit is designed so that it can be locked off, creating a deluxe one-bedroom with a full kitchen and deluxe bath, and a standard one-bedroom with a kitchenette, one bath, livingroom, and master bedroom.
This plan allows for the sale of all units as two-bedrooms, or all units as two one-bedroom suites. Based on statistics of types of units purchased by vacation ownership buyers, the most likely mix of units will be 238 two-bedroom units and 72 one-bedroom deluxe units. Phase two includes an attractive lobby area, and a 16,000 square foot sales office on the top floor of the high-rise building. The sales office will remain on the property after initial sales are completed, so that brokers can resell vacation ownership intervals for the owners who wish to sell their property. The broker will charge a commission for this service, much like any real estate transaction. They also will be available to resell any intervals that come back to the developer due to the default of the note. Also planned in this phase is the construction of a new pool with a waterfall, and a tennis court.

On a designated parcel contained within the project, a free-standing 56,000 square foot health club and spa facility will be constructed that will offer a full weight room (personal training available), cardiovascular machines, cardio theatre, spinning, aerobics, a pro shop, a childcare center, a video arcade, and a restaurant. The restaurant will provide breakfast, lunch, dinner, and room service. The restaurant will feature a standard menu along with a healthy eating menu, designed by the on-site nutritionists, natural healing M.D., and the restaurant chef. Also included in this 30,000 square foot facility are deluxe locker rooms, a sauna, steam room, whirlpools, and a cold plunge. The spa facility will be equal to those found in major metropolitan areas today referred to as day spas. They will include herbal wraps, skin care, hair care, massage therapy, body hair waxing, hair styling, manicures, and pedicures.
The facility will also include a natural healing center, which will be supervised by a natural healing medical doctor. Treatments will include a blood analysis, weight and bodyfat analysis, and medical history examinations. The healing center will provide a recommended program of appropriate dietary supplementation and a healthy eating plan to treat symptoms with all-natural products. There will also be an on-site licensed nutritionist to design custom individual programs. The use of this facility is included in each vacation ownership annual assessment. Personalized services, food, beverages, pro shop purchases, spa purchase, and natural healing products will all be available at a special discount for vacation owners.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding, which raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $44,750,979 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to obtain additional funds from any source on satisfactory terms, if at all.

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

The parties entered into a settlement agreement effective March 1, 1996 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway will receive the sum of $600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1,1996; $15,000 on June 1,
1996; $35,000 on July 1, 1996; and $35,000 on August 1, 1996.  The Company
is currently in default with respect to the May, June, July and August payments. From August 1, 1996 to August 1, 1999, Gannaway will receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in the amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest. The entire balance was to be due and payable on or before August 1, 1999. The Settlement Agreement also provides that MPTV will transfer its video productions assets in Florida and the Club Carib weeks to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases will be exchanges by all parties with respect to all claims and counterclaims.

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


Date:	December 15, 1999	                  	REGISTRANT:

                                      MPTV, Inc.

                                      By:      /s/ JAMES C. VELLEMA
                                         James C. Vellema
                                         Chairman
                                         (Principal Financial and Accounting
                                          Officer)



Date:	December 15, 1999              	By:      /s/ HURLEY C. REED
                                         Hurley C. Reed
                                         President