Form 10KSB/A
period 1998-12-31
MPTV INC
filed 2000-02-04
CIK 808715

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

Expenses in excess of revenues of incidental operations decreased to $0 during
the year 1998 from a positive $83,958 during 1997.   This was the result from
the First Trust Deed holder taking the Lake Tropicana property into receivership in November 1997. No revenues or expenses were recorded for the Lake Tropicana rental activities in 1998.

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

During the year ended December 31, 1998, the Company had a positive net cash flow of $23,488. This net positive cash flow was comprised of positive cash flow of $1,613,500 from financing activities, and negative cash flow of $1,590,012 from operating activities. A substantial portion of the operating activities consisted of the write-off of the Lake Tropicana property and its related debt. Should the Company obtain financing to reacquire the property from receivership, this write-off will be reversed.

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

ITEM 6.FINANCIAL STATEMENTS.






                            MPTV, INC. AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 1998

                                       with

                        INDEPENDENT AUDITORS' REPORT THEREON

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report                                2

Consolidated Financial Statements:

  Consolidated Balance Sheet                                3

  Consolidated Statement of Operations                      4

  Consolidated Statement of Cash Flows                      5

  Consolidated Statement of Stockholders' Deficit           6

  Notes to Consolidated Financial Statements               7-14

To the Board of Directors
MPTV, Inc.

We have audited the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of MPTV's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the Company's ability to continue as a going concern.
In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to the consolidated financial statements, MPTV has incurred cumulative net losses of $43,564,171 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and State securities laws. In addition to administrative remedies which may be pursued by government agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a recission offer, the amount of which cannot be presently determined. Accordigly, no provision for any recission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by NASDAQ Stock Market, Inc. ("NASDAQ"), and has had its stock delisted from the NASDAQ SmallCap market exchange. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Sarna & Company
Westlake Village, California
February 3, 2000

                            MPTV, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998



                                      ASSETS

Cash                                                    $    42,791
Property and Equipment                                       27,627
Other receivables                                           264,186
Due from related parties                                    197,423

     Total Assets                                       $   532,027


                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
  Notes payable                                         $ 7,349,082
  Accrued interest                                        1,581,684
  Other accrued liabilities                                 684,475
  Accounts payable and accrued expenses                     766,202
  Due to related parties                                     78,971

     Total Liabilities                                  $10,460,414

Shareholders' deficit:
  Common stock - par value $.05 per share;
   500,000,000 shares authorized,
   385,210,422 issued                                   $19,260,521
  Additional paid-in capital                             14,375,263
  Accumulated deficit                                   (43,564,171)

     Total Shareholders' Deficit                        $(9,928,387)

     Total Liabilities and shareholders' deficit        $   532,027


                 See Notes to Consolidated Financial Statements

                           MPTV, Inc. and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED DECEMBER 31, 1998





Revenue                                                 $          0


Expenses
  General, administrative, and consulting               $  1,848,449
  Interest                                                   781,375
  Write-off of timeshare property                          2,725,589
  Write-off of related timeshare assets                      593,334


    Total Expenses                                      $  5,948,747

Net loss                                                $ (5,948,747)

Net loss per share                                      $      (0.02)


Weighted average number of shares
  outstanding                                            304,565,565



                  See Notes to Consolidated Financial Statements
                                      4

                           MPTV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 1998




Cash Flows From Operating Activities:
 Net loss                                           $  (5,948,747)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Issuance of comon stock for services                   20,000
    Depreciaton and amortization                           12,000
    Write-off of Lake Tropicana property and
     related trust deed notes payable                   2,725,589
    Write-off of related timeshare assets                 593,334
    Changes in assets and liabilities                   1,007,812

Net Cash Used in Operating Activities               $  (1,590,012)


Cash Flows From Financing Activities:
  Proceeds from issuance of notes payable           $   1,598,500
  Proceeds from sale of common stock                      835,000
  Principal repayments on notes payable                  (820,000)

Net Cash Provided by Financing Activities           $   1,613,500


Net Increase in Cash                                $      23,488
Cash, beginning of period                                  19,303
Cash, end of period                                 $      42,791







                See Notes to Consolidated Financial Statements

                                      MPTV, Inc. and  SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  FOR THE YEAR ENDED DECEMBER 31, 1998


                                       Number                        Additional                            Total
                                         of            Common          Paid-In         Accumulated      Stockholders'
                                       Shares           Stock          Capital           Deficit           Equity

Balances January 1, 1998             223,920,708    $11,196,036      $21,584,748      $ (37,615,424)    $ (4,834,640)

Notes payable converted               88,789,714      4,439,485       (3,939,485)                 0          500,000

Payment of notes payable              65,000,000      3,250,000       (2,925,000)                 0          325,000

Payment of operating expenses          5,500,000        275,000         (255,000)                 0           20,000

Sale of stock                          2,000,000        100,000          (90,000)                 0           10,000

Net Loss for the year ended
 December 31, 1998                             0              0                0         (5,948,747)      (5,948,747)


Balances, December 31, 1998          385,210,422    $19,260,521      $14,375,263      $ (43,564,171)    $ (9,928,387)



                                 See Notes to Consolidated Financial Statements
                                                       6

                          MPTV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MPTV, Inc., Continentsl Resort Services, Inc. and Consolidated Resort Enterprises, Inc. (collectively referred to as "MPTV" or as "The Company"). All material intercompany balances have been eliminated. Certain limited reclassification and format changes have been made to prior year's amounts to conform to the current year presentation.

The consolidated financial statements are presented in accordance with generally accepted accounting principals which require management to make estimates regarding asset valuations and their realization, the outcome of litigation and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgement and available information. As such, actual results could differ materially from those estimates.

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $43,564,171 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

The consolidated financial statements of MPTV do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                       MPTV, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PRO FORMA COMPENSATION EXPENSE

MPTV accounts for costs of stock-based compensation in accordance with APB No. 25 Accounting for Stock Issued to Employees rather than the fair value based method in SFAS No. 123 Accounting for Stock Based Compensation. No grants of stock options were issued, by MPTV and accordingly no Pro Forma compensation expense is reported.

Improper Issuances of Common Stock

Shares of freely tradable common stock have been issued without proper registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. Management of MPTV intends to eventually file the necessary registration statements to register these shares. There can be no assurances that the filings of these registration statements will provide an adequate remedy.

Property and Equipment

Property and equipment are being depreciated on a straight-line basis over five to seven years. Expenditures for maintenance and repairs are charged to operations, as incurred, while betterments are capitalized.

Revenue Recognition

The Company plans to recognize revenues from sales of timeshare units upon the execution of a contract and receipt of a down payment of at least 10%, and when proceeds are assured and all conditions precedent to closing have been performed by the parties. Costs applicable to the sale of Timeshare Property will be allocated to individual intervals on the basis of their relative sales value.

Incidental rental revenues will be recognized as earned.

                       MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

In November, 1997, the First Trust Deed Holder of the Lake Tropicana property, the company's primary asset, forced the property into receivership as a result of late payments by MPTV. This foreclosure is reflected in the financial statements as of a write-off of the property. The company has ceased rental operations and development of timeshare units for sale. The property, its improvements, and all related debt were written off and are reflected as such in these financial statements.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1998:

 Property and equipment                        $ 108,879
 Less accumulated depreciation                   <81,252>

  Net Property and equipment                   $  27,627

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at December 31, 1998 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 1999 and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of December 31, 1998.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at December 31, 1998 is as follows:

  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $ 180,000

  Advances related entities, accruing no
  interest, due upon demand                          17,423

   Total due from related parties                 $ 197,423

  Due to:

  Note payable related entities,
   unsecured, payable upon demand                 $  78,971

Note 7 - STOCKHOLDERS' EQUITY

Common Stock

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

Stock Options and Warrants

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes for the year ended December 31, 1998, represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes is as follows:

Federal Benefit                              $15,039,793

State benefit, net                                     0

Less change in valuation account
 for realization of benefit                 ($15,039,793)

   Total provision for
    income taxes                             $         0

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $45,000,000.

Note 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The company has sublet new administrative office space for a one year period beginning June 3, 1998. Monthly rent under this lease is $2,145. This lease requires no other payments.

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Litigation

In 1998, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at December 31, 1998. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at December 31, 1998.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at December 31, 1998.

Management feels that other pending lawsuits are without merit and therefore no reserves for their possible outcomes have been established.

Consulting Agreements

The company has entered into a variety of consulting agreements which have terms for up to a year, certain of which are renewable. The agreements provide for the delivery of assorted services relating to the reacquisition and financing of the Lake Tropicana timeshare project as well as other management issues. Certain of the agreements require the monthly payment of consulting fees in the form of cash or stock.

                       MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company has issued a significant number of shares of its common stock for cash and services rendered.

In June, 1999, the company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Liability Company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, and construct and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 170,000,000 shares of stock with an aggregate value of $1,750,000 as its initial investment in Lake Trop, and provided an additional $500,000 cash investment.

In August, 1999, the Company's board of directors elected to reduce the par value of the Company's common stock to $0.01, and to increase authorized shares to 950,000,000. This was done to more accurately reflect the Company's equity position after several years of issuing stock below par, and to provide for the future raising of capital through issuance of common stock.

Year 2000 Compliance

The Year 2000 issue is the result of computer programs having been written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failures or miscalculations. If the Company or significant customers, suppliers or other third parties fail to correct Year 2000 issues, the Company's ability to operate could be affected.

The following disclosure is pursuant to the Year 2000 Readiness and Disclosure Act.

MPTV'S Year 2000 program is designed to minimize the possibility of Year
2000 interruptions. Any such interruption may have a material adverse impact on the Company's future operating results. The Company established procedures to identify and assess systems and processes vulnerable to Year 2000 problems. The Company also developed procedures to monitor levels of compliance within its stated goals of compliance.

In each area of vulnerability, various testing and readiness methodologies are being used to identify and correct suspect systems, processes or supplier interfaces. The Company has met its Year 2000 compliance goals prior to December 31, 1999.

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

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities
Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California on the 4th day of February, 2000.


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
