Form 10KSB/A
period 1999-12-31
MPTV INC
filed 2000-04-04
CIK 808715

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

            Securities registered under Section 12(g) of the Exchange Act:
                               (Title of each class)
                            Common Stock, $.01 par value

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

          The issuer had no significant revenues for its fiscal year ended December 31, 1999.

          As of April 4, 2000, 949,888,889 shares of Common Stock, $0.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and asked prices for such stock on that date, was approximately $59,368,055.

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

     MPTV, Inc. had been incorporated in the state of Nevada in October 1986 by persons who were unrelated to Mr. Vellema, under the name "United Shoppers of network designed to offer a balanced program of family-oriented entertainment, plus a variety of products that could be ordered through a toll-free telephone number. The home shopping network was subsequently discontinued by its then managers, but it retained certain assets related to the development and production of television infomercials. The parties conducted negotiations during the fall of 1993.

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

     In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility. Due to liquidity and other financial concerns, phase one of the renovation was delayed. After completing phase one of the renovation, the Company plans to commence phases two and three. Architects retained by the Company are currently preparing plans for the purpose of soliciting fixed bids for remaining phases of the renovations.

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

Employees

At December 31, 1999, the Company had 4 full-time employees. All of these employees are engaged in, or directly support, the Company's activities with respect to the Lake Tropicana project. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding that raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $45,731,710 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurances that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding (which shall, however, be subordinated to the first lien of the Notes in the property which collateralizes the Notes), the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs indebtedness, debt service requirements will have a negative effect on earnings.

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

In the year ended December 31, 1999, the Company issued a significant number of shares of its Common Stock for cash and services rendered.
Management became aware in May 1996 that these issuances of Common Stock caused the total number of issued and outstanding shares to exceed the 50,000,000 shares then authorized in the Company's Articles of Incorporation. The Company's Board of Directors immediately approved an increase in the number of shares authorized to 100,000,000, and received consents approving such increase from holders of in excess of a majority of the then-outstanding shares of Common Stock. The Company subsequently filed an amendment to its Articles of Incorporation effecting such increase. Management subsequently determined, however, that the above-referenced increase was not sufficient to provide the Company with the required ability to raise capital or compensate consultants and employees for services rendered to the Company; in addition, the Company's transfer agent indicated that the Company had recently issued shares of Common Stock in excess of the currently authorized number of shares. Accordingly, the Company's Board of Directors determined that it would be in the best interest of the Company to increase the number of authorized shares of Common Stock to 1,900,000,000. The Company has filed definitive proxy material with the Securities and Exchange Commission, and has solicited and received the consent of its stockholders for such increase and the ratification of the excess issued. However, the recipients of such excess shares may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. There can be no assurance that the ratification of such increase and the excess issuances will provide an adequate remedy for the holders of such excess shares.

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

In June, 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, reduce debt, and renovate and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 220,000,000 shares of its stock with an aggregate value of $2,000,000 as its initial investment in Lake Trop, and provided an additional $500,000 cash investment.


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

During the year ended December 31, 1999, the Company issued an aggregate of 37,900,000 shares of Common Stock to certain consultants, in consideration for services rendered, 101,401,558 shares to investors for cash consideration and 188,289,578 shares to satisfy certain debt. Such issuances were deemed to be exempt from registration under the Securities Act, in reliance upon Section 4(6) of the Securities Act as transactions by an issuer with accredited investors. The recipients of securities in each such transaction represented and warranted their status as accredited investors, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about the Company.

ITEM 5.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read together with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

General

MPTV is engaged in the timeshare resort and related entertainment industries. Through its wholly-owned subsidiary, CRE, the Company plans to develop and market timeshare properties. MPTV's principal asset is an investment in a multi-million dollar resort property, called "Lake Tropicana", located in Las Vegas, Nevada adjacent to the new MGM Grand/Hotel/Casino and Theme Park. The Company plans to market its network of timeshare resorts in part though custom infomercials created through its video and television marketing capabilities (FLS).

Results of Operations

Year Ended December 31, 1999 Compared to December 31, 1998

At December 31, 1999, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 2000. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this report is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this section under ["Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

The Company's general, administrative and consulting expenses in the year ended December 31, 1999 equaled $1,227,769, a decrease from $1,848,449 for 1998.
This decrease was due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and the suspension of operations concerning the development of Lake Tropicana, and lowering operating overhead.

MPTV also incurred interest expense of $940,244 in 1999 as compared to $781,375 in 1998. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. In 1998, as Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. 1999 interest consisted primarily of that related to notes payable.

During the year ended December 31, 1999, the Company had a negative net cash flow of $33,119. This net negative cash flow was comprised of positive cash flow of $977,742 from financing activities, negative cash flow of $844,156 from investing activities, and negative cash flow of $166,705 from operating activities. A substantial portion of the operating activities in 1998 consisted of the write-off of the Lake Tropicana property and its related debt. Should the Company obtain financing to reacquire the property from receivership, this write-off will be reversed.

Liquidity and Capital Resources

The Company's consolidated financial statements at December 31, 1999 and for the year then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS).
The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 6.FINANCIAL STATEMENTS.



                            MPTV, INC. AND SUBSIDIARIES
                       COMPARATIVE CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                      ASSETS


                                                     1999            1998
Cash                                            $     9,672     $    42,791
Property and Equipment                               20,383          27,627
Other receivables                                   264,186         264,186
Due from related parties                            242,423         197,423
Investment in Lake Trop, LLC                      2,089,400               0

     Total Assets                               $ 2,626,064     $   532,027


                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
  Notes payable                                 $ 7,146,824     $ 7,349,082
  Accrued interest                                2,277,599       1,581,684
  Other accrued liabilities                         684,475         684,475
  Accounts payable and accrued expenses             622,751         766,202
  Due to related parties                            315,671          78,971

     Total Liabilities                          $11,047,320     $10,460,414

Shareholders' deficit:
  Common stock - 1999 par value $.01
   per share; 950,000,000 shares
   authorized, 932,801,558 issued, and
   1998, par value $.05 per share;
   500,000,000 shares authorized,
   385,210,422 issued                           $ 9,328,016     $19,260,521
  Additional paid-in capital                     27,982,438      14,375,263
  Accumulated deficit                           (45,731,710)    (43,564,171)

     Total Shareholders' Deficit                $(8,421,256)    $(9,928,387)

     Total Liabilities and shareholders'
      deficit                                   $ 2,626,064     $   532,027


                 See Notes to Consolidated Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                   1999              1998

Revenue                                        $        474      $          0


Expenses
  General, administrative, and consulting      $  1,227,769      $  1,848,449
  Interest                                          940,244           781,375
  Write-off of timeshare property                         0         2,725,589
  Write-off of related timeshare assets                   0           593,334

    Total Expenses                             $  2,168,013      $  5,948,747

Net loss                                       $ (2,167,539)     $ (5,948,747)

Net loss per share                             $      (0.01)     $      (0.02)


Weighted average number of shares
  outstanding                                   694,709,591       304,565,565




                  See Notes to Consolidated Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)


                                                    1999             1998

Cash Flows From Operating Activities:
 Net loss                                     $  (2,167,539    $  (5,948,747)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Issuance of common stock for services           350,000           20,000
    Issuance of common stock for debt               794,670                0
    Depreciaton and amortization                     12,000           12,000
    Write-off of Lake Tropicana property and
     related trust deed notes payable                     0        2,725,589
    Write-off of related timeshare assets                 0          593,334
    Changes in assets and liabilities               844,164        1,007,812

Net Cash Used in Operating Activities         $    (166,705)   $  (1,590,012)


Cash Flows from Investing Activities:
  Investment in Lake Trop, LLC                $    (839,400)   $           0
  Equipment purchase                                 (4,756)               0

Net Cash Used in Investing Activities         $    (844,156)   $           0


Cash Flows From Financing Activities:
  Proceeds from issuance of notes payable     $     274,000    $   1,598,500
  Proceeds from sale of common stock              1,280,000          835,000
  Principal repayments on notes payable            (576,258)        (820,000)

Net Cash Provided by Financing Activities     $     977,742    $   1,613,500


Net Increase/(Decrease) in Cash               $     (33,119)   $      23,488
Cash, beginning of period                            42,791           19,303
Cash, end of period                           $       9,672    $      42,791


Supplementary Information:
 Cash Paid for Interest                       $     182,956    $           0




                See Notes to Consolidated Financial Statements

                                     MPTV, INC. AND SUBSIDIARIES
                     COMPARATIVE CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                            (UNAUDITED)

                                       Number                        Additional                            Total
                                         of            Common          Paid-In         Accumulated      Stockholders'
                                       Shares           Stock          Capital           Deficit           Equity

Balances January 1, 1998             223,920,708    $11,196,036      $21,584,748      $ (37,615,424)    $ (4,834,640)

Notes payable converted               88,789,714      4,439,485       (3,939,485)                 0          500,000

Payment of notes payable              65,000,000      3,250,000       (2,925,000)                 0          325,000

Payment of operating expenses          5,500,000        275,000         (255,000)                 0           20,000

Sale of stock                          2,000,000        100,000          (90,000)                 0           10,000

Net Loss for the year ended
 December 31, 1998                             0              0                0         (5,948,747)      (5,948,747)


Balances, December 31, 1998          385,210,422    $19,260,521      $14,375,263      $ (43,564,171)    $ (9,928,387)

Payment of operating expenses         37,900,000      1,915,000       (1,565,000)                            350,000

Notes payable converted              188,289,578      6,914,479       (6,119,809)                            794,670

Conversion of warrants               101,401,558      3,454,016       (2,924,016)                            530,000

Investment in Lake Trop, LLC         220,000,000      9,000,000       (7,000,000)                          2,000,000

Reorganization                                 0    (31,216,000)      31,216,000                                   0

Net Loss for the year ended
 December 31, 1999                             0              0                0         (2,167,539)      (2,137,539)

Balances, December 31, 1999          932,801,558    $ 9,328,016      $27,982,438      $ (45,731,710)    $ (8,421,256)









                                 See Notes to Consolidated Financial Statements

                          MPTV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $45,731,710 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

The consolidated financial statements of MPTV do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                       MPTV, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                              (UNAUDITED)


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

                       MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                              (UNAUDITED)


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

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (UNAUDITED)


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

In June, 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Liability Company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, reduce debt, and renovate and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 220,000,000 shares of stock with an aggregate value of $2,000,000 as its initial investment in Lake Trop, and provided an additional $500,000 cash investment.


Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1998:

 Property and equipment                        $ 113,635
 Less accumulated depreciation                   (93,252)

  Net Property and equipment                   $  20,383

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at December 31, 1999 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 1999 and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of December 31, 1999.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (UNAUDITED)


Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at December 31, 1999 is as follows:

  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $ 225,000

  Advances related entities, accruing no
  interest, due upon demand                          17,423

   Total due from related parties                 $ 242,423

  Due to:

  Note payable related entities,
   unsecured, payable upon demand                 $ 315,671

Note 7 - STOCKHOLDERS' EQUITY

Common Stock

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the year ended December 31, 1999 the company issued 37,900,000 shares of stock, at a value of $350,000, for services rendered by the Company's consultants. Notes payable with an aggregate value of $794,670 were converted to stock during the period. The company issued 188,289,578 shares in payment of notes payable, averaging $0.004 per share.

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

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (UNAUDITED)


Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes for the year ended December 31, 1999, represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes is as follows:

Federal Benefit                             $ 15,364,924

State benefit, net                                     0

Less change in valuation account
 for realization of benefit                 $(15,364,924)

   Total provision for
    income taxes                            $          0

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

Note 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The company has sublet administrative office space on a year-to-year basis beginning June 3, 1998. Monthly rent under this lease is $2,145.
This lease requires no other payments.

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (UNAUDITED)


Litigation

In 1999, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at December 31, 1998. This obligation has not been paid.

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

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at December 31, 1999.

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

                       MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                              (UNAUDITED)


Note 10 - SUBSEQUENT EVENTS

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

PART III.

ITEM 7.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table provides certain information regarding the Company's directors and executive officers at December 31, 1999:


Name                                         Position

James C. Vellema                 Chairman of the Board, Chief Executive
                                 Officer, and Chief Financial Officer

Hurley C. Reed                   President, Chief Operating Officer
                                 and a director


James C. Vellema has served as Chairman of the Board and Chief Executive Officer of MPTV since November 1994, and as Chief Financial Officer since December 1993. He served as President and a Director of the Company from December 1993 through October 1994. He also serves as the President and a Director of CRE, which he founded in October 1992. From July 1989 to October 1992, Mr. Vellema served as President and a founder of Tamarack Holdings/ Reefshare, which developed and marketed timeshare intervals in certain resort properties. From 1978 to 1989, he served as a business consultant in the areas of product development and association management for Glen Ivy Financial Group, Inc., a developer of 12 resort projects in the Western United States and Hawaii. From 1972 to 1978, Mr. Vellema was the President of Donner Financial Inc., a company involved in non-hotel timeshare development and sales. On February 17, 2000, Mr. Vellema resigned as Chairman of the Board of Directors, CEO, and CFO, due to illness.

Hurley C. Reed has served as President and Chief Operating Officer of
MPTV since November 1994, and as a Director of MPTV since December 1993. From December 1993 through October 1994, he served as Executive Vice President of the Company. Since August 1993, Mr. Reed has also served as the Executive Vice-President of CRE, where he has been responsible for financial controls and development functions. From 1987 to 1993, Mr. Reed served in various executive management positions at Glen Ivy Financial Group, Inc. Mr. Reed initiated and developed the Glen Ivy Management Company which controlled 22 resorts and 30 associations with an annual budget of $25 million serving 50,000 timeshare owners. Mr. Reed's last position at Glen Ivy was Executive Vice-President and Chief Operating Officer. For the period 1984 to 1986 Mr. Reed was Eastern Regional Director for North American Companies and was responsible for five major resorts in the Eastern United States. From 1966 to 1984, Mr. Reed served as a senior executive with Owens Illinois, where he was involved in the development of a headquarters building and a large scale high-value woodlands portfolio. In 1976 Mr. Reed was promoted to Chief Executive Officer at Owens. Mr. Reed received his BA degree from the University of Illinois.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and holders of 10% or more of the Company's Common Stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all such reports filed with the SEC. The Company does not have any information which indicates that any director, executive officer or 10% shareholder of the Company during the year ended December 31, 1999, did not timely report transactions as required under the Securities Exchange Act of 1934.



ITEM 8.EXECUTIVE COMPENSATION.

The following table sets forth information concerning compensation for the Company's fiscal year ended December 31, 1999, awarded to, earned by or paid to the individuals serving as Chief Executive Officer of the Company during such year and to certain other executive officers of the Company (collectively, the "Named Executive Officers").



Name and Principal Positions          Year               Salary

James C. Vellema,                     1999             $325,000(2)
Chairman of the Board and Chief       1998             $325,000(3)
Executive and Financial Officer(1)


Hurley C. Reed,                       1999             $200,000(5)
President (4)                         1998             $200,000(6)

______________________

(1)Mr. Vellema became Chairman and Chief Executive Officer of MPTV in November 1994.
(2)Excludes approximately $26,000 paid to Mr. Vellema's spouse under a consulting agreement.
(3)Includes approximately $300,000 of accrued salary pursuant to Mr. Vellema's employment agreement; excludes approximately $26,000 paid to Mr. Vellema's spouse under a consulting agreement.
(4)Mr. Reed became President of the Company in November 1994.
(5)Includes approximately $32,000 of accrued salary pursuant to Mr. Reed's employment agreement.
(6)Includes approximately $150,000 of accrued salary pursuant to Mr. Reed's employment agreement.


Option Grants in Last Fiscal Year

No options were granted to any of the Named Executive Officers in the years ended December 31, 1999 and 1998.

ITEM 9.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CRS acts as the managing agent for the timeshare owners association incorporated at the Company's Lake Tropicana timeshare resort. CRS will receive a management fee for such services equal to approximately ten percent of the gross annual assessment at the resort; however, no such fee was paid during the year ended December 31, 1999. Management also anticipates providing similar services to, and receiving similar fees from, other resorts.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities
Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California on the 4th day of April, 2000.


REGISTRANT:

MPTV, INC.

By:  /s/ HURLEY C. REED
     Hurley C. Reed
     President and Director