Form 10KSB/A
period 1999-12-31
MPTV INC
filed 2000-04-28
CIK 808715

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

          As of March 31, 2000, 949,888,889 shares of Common Stock, $0.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and asked prices for such stock on that date, was approximately $59,368,055.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding that raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $46,513,982 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurances that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding (which shall, however, be subordinated to the first lien of the Notes in the property which collateralizes the Notes), the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs indebtedness, debt service requirements will have a negative effect on earnings.

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

In June, 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, reduce debt, and renovate and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 220,000,000 shares of its stock with an aggregate value of $2,000,000 as its initial investment in Lake Trop.


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

The parties entered into a settlement agreement effective March 1, 1996
(the Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway is to receive the sum of $600,000 to be paid over the term of four years beginning with an initial payments totalling $140,000, which were to be paid in 1996. The Company is currently in default with respect to these payments. From August 1, 1996 to August 1, 1999, Gannaway was to receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in an amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest per annum. The entire balance was due and payable on or before August 1, 1999. The Settlement Agreement also provides that MPTV transfer its video production assets in Florida and the Club Carib weeks to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases shall be exchanged by all parties with respect to all claims and counterclaims.

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

The Company's general, administrative and consulting expenses in the year ended December 31, 1999 equaled $2,010,041, an increase from $1,848,449 for 1998.
This increase was primarily due to a substantial write-off of outdated receivables and expired assets, offset by a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and the suspension of operations concerning the development of Lake Tropicana, and lowering operating overhead.

MPTV also incurred interest expense of $939,770 in 1999 as compared to $781,375 in 1998. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. In 1998, as Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. 1999 interest consisted primarily of that related to notes payable.

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

ITEM 6.FINANCIAL STATEMENTS.






                            MPTV, INC. AND SUBSIDIARIES

                    COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 1999 AND 1998

                                      with

                       INDEPENDENT AUDITORS' REPORT THEREON



            INDEX TO COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------------------


Independent Auditors' Report                                        2

Comparative Consolidated Balance Sheet                              3

Comparative Consolidated Statement of Operations                    4

Comparative Consolidated Statement of Cash Flows                    5

Comparative Consolidated Statement of
     Shareholders' Deficit                                          6

Notes to Consolidated Financial Statements                         7-14

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
To the Board of Directors
MPTV, Inc.

We have audited the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of MPTV's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the years ended December 31, 1999 and December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the company's ability to continue as a going concern. In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $46,513,982 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies, which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by NASDAQ Stock Market, Inc. ("NASDAQ"), and has had it's stock delisted from the NASDAQ SmallCap market exchange. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


By: /S/ Sarna & Company
Westlake Village, California
April 27, 2000

                            MPTV, INC. AND SUBSIDIARIES
                       COMPARATIVE CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 1999 AND 1998



                                      ASSETS


                                                     1999            1998
                                                    ------          ------
Cash                                            $     9,672     $    42,791
Property and Equipment                               20,383          27,627
Other receivables                                         0         264,186
Due from related parties                                  0         197,423
Investment in Lake Trop, LLC                      2,109,400               0
                                                -----------     -----------
     Total Assets                               $ 2,139,455     $   532,027
                                                ===========     ===========


                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
  Notes payable                                 $ 7,146,824     $ 7,349,082
  Accrued interest                                2,277,599       1,581,684
  Other accrued liabilities                         982,000         684,475
  Accounts payable and accrued expenses             620,889         766,202
  Due to related parties                            315,671          78,971
                                                -----------     -----------
     Total Liabilities                          $11,342,983     $10,460,414
                                                -----------     -----------
Commitments and Contingencies (see notes)

Shareholders' deficit:
  Common stock,
   1999 and 1998 respectively,
   $.01 and $.05 par value,
   950,000,000 and 500,000,000 shares
    authorized,
   932,801,558 and 385,210,422 shares
    issued                                      $ 9,328,016     $19,260,521
  Additional paid-in capital                     27,982,438      14,375,263
  Accumulated deficit                           (46,513,982)    (43,564,171)
                                                -----------     -----------
     Total Shareholders' Deficit                $(9,203,528)    $(9,928,387)
                                                -----------     -----------
     Total Liabilities and shareholders'
      deficit                                   $ 2,139,455     $   532,027
                                                ===========     ===========


                 See Notes to Consolidated Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                   1999              1998
                                                 --------          --------
Revenue                                        $          0      $          0
                                               ------------      ------------

Expenses
  General, administrative, and consulting      $  2,010,041      $  1,848,449
  Interest                                          939,770           781,375
  Write-off of timeshare property                         0         2,725,589
  Write-off of related timeshare assets                   0           593,334
                                               ------------      ------------
    Total Expenses                             $  2,168,013      $  5,948,747
                                               ------------      ------------
Net loss                                       $ (2,167,539)     $ (5,948,747)
                                               ============      ============

Net loss per share                             $      (0.01)     $      (0.02)
                                               ============      ============

Weighted average number of shares
  outstanding                                   694,709,591       304,565,565
                                               ============      ============




                  See Notes to Consolidated Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                    1999             1998
                                                  --------         --------
Cash Flows From Operating Activities:
 Net loss                                     $  (2,949,811)   $  (5,948,747)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Issuance of common stock for services           350,000           20,000
    Issuance of common stock for debt               794,670                0
    Depreciaton and amortization                     12,000           12,000
    Write-off of Lake Tropicana property and
     related trust deed notes payable                     0        2,725,589
    Write-off of related timeshare assets                 0          593,334
    Changes in assets and liabilities             1,626,436        1,007,812
                                              -------------    -------------
Net Cash Used in Operating Activities         $    (166,705)   $  (1,590,012)
                                              -------------    -------------

Cash Flows from Investing Activities:
  Investment in Lake Trop, LLC                $    (839,400)   $           0
  Equipment purchase                                 (4,756)               0
                                              -------------    -------------
Net Cash Used in Investing Activities         $    (844,156)   $           0
                                              -------------    -------------

Cash Flows From Financing Activities:
  Proceeds from issuance of notes payable     $     274,000    $   1,598,500
  Proceeds from sale of common stock              1,280,000          835,000
  Principal repayments on notes payable            (576,258)        (820,000)
                                              -------------    -------------
Net Cash Provided by Financing Activities     $     977,742    $   1,613,500
                                              -------------    -------------

Net Increase/(Decrease) in Cash               $     (33,119)   $      23,488
Cash, beginning of period                            42,791           19,303
                                              -------------    -------------
Cash, end of period                           $       9,672    $      42,791
                                              =============    =============

Supplementary Information:
 Cash Paid for Interest                       $     182,956    $           0
                                              =============    =============




                See Notes to Consolidated Financial Statements

                                     MPTV, INC. AND SUBSIDIARIES
                     COMPARATIVE CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                       Number                        Additional                            Total
                                         of            Common          Paid-In         Accumulated      Stockholders'
                                       Shares           Stock          Capital           Deficit           Equity
                                     -----------    -----------      -----------      -------------     ------------
Balances January 1, 1998             223,920,708    $11,196,036      $21,584,748      $ (37,615,424)    $ (4,834,640)

Notes payable converted               88,789,714      4,439,485       (3,939,485)                 0          500,000

Payment of notes payable              65,000,000      3,250,000       (2,925,000)                 0          325,000

Payment of operating expenses          5,500,000        275,000         (255,000)                 0           20,000

Sale of stock                          2,000,000        100,000          (90,000)                 0           10,000

Net Loss for the year ended
 December 31, 1998                             0              0                0         (5,948,747)      (5,948,747)

                                     -----------    -----------      -----------      -------------     ------------
Balances, December 31, 1998          385,210,422    $19,260,521      $14,375,263      $ (43,564,171)    $ (9,928,387)

Payment of operating expenses         37,900,000      1,915,000       (1,565,000)                            350,000

Notes payable converted              188,289,578      6,914,479       (6,119,809)                            794,670

Conversion of warrants               101,401,558      3,454,016       (2,924,016)                            530,000

Investment in Lake Trop, LLC         220,000,000      9,000,000       (7,000,000)                          2,000,000

Reorganization                                 0    (31,216,000)      31,216,000                                   0

Net Loss for the year ended
 December 31, 1999                             0              0                0         (2,949,811)      (2,949,811)

                                     -----------    -----------      -----------      -------------     ------------

Balances, December 31, 1999          932,801,558    $ 9,328,016      $27,982,438      $ (46,513,982)    $ (9,203,528)
                                     ===========    ===========      ===========      =============     ============








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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $46,513,982 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

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

Improper Issuances of Common Stock:

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

Property and Equipment:

Property and equipment are being depreciated on a straight-line basis over five to seven years. Expenditures for maintenance and repairs are charged to operations, as incurred, while betterments are capitalized.

Revenue Recognition:

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

Income Taxes:

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

Fair Value of Financial Instruments:

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

Per Share Information:

The Company computes per share information by dividing the net loss for the period presented by the weighted average shares outstanding during such period. The effect of common stock equivalents would be antidilutive for all periods and is not included in the net loss per share calculations.

Recently Issued Accounting Pronouncements:

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

In November, 1997, the First Trust Deed Holder of the Lake Tropicana property, the company's primary asset, forced the property into receivership as a result of late payments by MPTV. This foreclosure is reflected in the financial statements as of a write-off of the property. The company has ceased rental operations and development of timeshare units for sale. The property, its improvements, and all related debt were written off in 1998 and are reflected as such in these financial statements.

In June, 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Liability Company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, reduce debt, and renovate and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 220,000,000 shares of stock with an aggregate value of $2,000,000 as its initial investment in Lake Trop.


Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1999 and 1998:

                                                  1999           1998
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 108,879
 Less accumulated depreciation                   (93,252)       (81,252)
                                               ---------      ---------
  Net Property and equipment                   $  20,383      $  27,627
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at December 31, 1999 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 1999 and 2000, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of December 31, 1999 and 1998.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at December 31, 1999 and 1998 is as follows:

                                                     1999           1998
                                                    ------         ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $ 225,000      $ 180,000

  Advances related entities, accruing no
  interest, due upon demand                          17,423         17,423
                                                  ---------      ---------
   Subtotal                                       $ 242,423      $ 197,423
   Less amounts written off                        (242,423)             0
                                                  ---------      ---------
  Total due from related parties                  $       0      $ 197,423
                                                  =========      =========
  Due to:

  Note payable related entities,
   unsecured, payable upon demand                 $ 315,671      $  78,971
                                                  =========      =========

Note 7 - STOCKHOLDERS' EQUITY

Common Stock

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the year ended December 31, 1998, the Company issued 5,500,000 shares of stock, at a value of $275,000, for services rendered by the Company's consultants. Notes payable with an aggregate value of $4,439,485 were converted to stock during the period. The Company issued 65,000,000 shares in payment of notes payable, averaging $0.005 per share. During the year ended December 31, 1999 the company issued 37,900,000 shares of stock, at a value of $350,000, for services rendered by the Company's consultants. Notes payable with an aggregate value of $794,670 were converted to stock during the period. The company issued 188,289,578 shares in payment of notes payable, averaging $0.004 per share.

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

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes is as follows:

                                                 1999            1998
                                               --------        --------
Federal Benefit                             $ 15,364,924    $ 15,039,793

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (15,364,924)    (15,039,793)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $46,000,000.

Note 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases:

The company has sublet administrative office space on a year-to-year basis beginning April 1, 1999, and expiring April 1, 2001. Monthly rent under this lease is $2,405. This lease requires no other payments.

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation:

In 1999, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at December 31, 1999 and 1998. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at December 31, 1999 and 1998.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at December 31, 1999 and 1998.

Management feels that other pending lawsuits are without merit and therefore no reserves for their possible outcomes have been established.

Consulting Agreements:

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

                       MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 10 - SUBSEQUENT EVENTS

Year 2000 Compliance:

The Company completed its Year 2000 remediation plan by the end of 1999, and has not experienced any significant disruptions to its financial or operating activities caused by failure of its computerized systems resulting from Year 2000 issues. Furthermore, the Company has no information that indicates a significant vendor or service provider has experienced any significant disruptions to their financial or operating activities such that they would have a material adverse effect on the operations of MPTV, Inc.

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

The following table provides certain information regarding the Company's directors and executive officers at December 31, 1999:


Name                                         Position

James C. Vellema                 Chairman of the Board, Chief Executive
                                 Officer, and Chief Financial Officer

Hurley C. Reed                   President, Chief Operating Officer
                                 and a director


James C. Vellema served as Chairman of the Board and Chief Executive
Officer of MPTV since November 1994, and as Chief Financial Officer since December 1993. He served as President and a Director of the Company from December 1993 through October 1994. He also serves as the President and a Director of CRE, which he founded in October 1992. From July 1989 to October 1992, Mr. Vellema served as President and a founder of Tamarack Holdings/ Reefshare, which developed and marketed timeshare intervals in certain resort properties. From 1978 to 1989, he served as a business consultant in the areas of product development and association management for Glen Ivy Financial Group, Inc., a developer of 12 resort projects in the Western United States and Hawaii. From 1972 to 1978, Mr. Vellema was the President of Donner Financial Inc., a company involved in non-hotel timeshare development and sales. On February 17, 2000, Mr. Vellema resigned as Chairman of the Board of Directors, CEO, and CFO, due to illness.

Hurley C. Reed has served as President and Chief Operating Officer of
MPTV since November 1994, and as a Director of MPTV since December 1993. From December 1993 through October 1994, he served as Executive Vice President of the Company. On April 10, 2000, he was named Chairman of the Board of Directors and Chief Executive Officer, succeeding Mr. Vellema.
Since August 1993, Mr. Reed has also served as the Executive Vice-President of CRE, where he has been responsible for financial controls and development functions. From 1987 to 1993, Mr. Reed served in various executive management positions at Glen Ivy Financial Group, Inc. Mr. Reed initiated and developed the Glen Ivy Management Company which controlled 22 resorts and 30 associations with an annual budget of $25 million serving 50,000 timeshare owners. Mr. Reed's last position at Glen Ivy was Executive Vice-President and Chief Operating Officer. For the period 1984 to 1986 Mr. Reed was Eastern Regional Director for North American Companies and was responsible for five major resorts in the Eastern United States. From 1966 to 1984, Mr. Reed served as a senior executive with Owens Illinois, where he was involved in the development of a headquarters building and a large scale high-value woodlands portfolio. In 1976 Mr. Reed was promoted to Chief Executive Officer at Owens. Mr. Reed received his BA degree from the University of Illinois.

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

Compliance with Section 16 of the Securities Exchange Act:

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



Name and Principal Positions          Year               Salary
----------------------------         ------             --------
James C. Vellema,                     1999             $325,000(2)
Chairman of the Board and Chief       1998             $325,000(3)
Executive and Financial Officer(1)


Hurley C. Reed,                       1999             $200,000(5)
President (4)                         1998             $200,000(6)

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

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities
Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California on the 28th day of April, 2000.


REGISTRANT:

MPTV, INC.

By:  /s/ HURLEY C. REED
     Hurley C. Reed
     Chief Executive Officer and Director