Form 10QSB
period 2000-03-31
MPTV INC
filed 2000-05-15
CIK 808715

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000


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

Yes [X]  No [ ]

As of April 30, 2000, 949,888,889 shares of Common Stock, $0.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MPTV, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999
                                (unaudited)

                                               MARCH 31,      DECEMBER 31,
          ASSETS                                 2000             1999
                                              -----------     -----------
Cash                                          $    28,052     $     9,672
Property and equipment                             17,383          20,383
Investment in Lake Trop, LLC                    2,450,702       2,109,400
                                              -----------     -----------
                                              $ 2,496,137     $ 2,139,455
                                              ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable                                 $ 7,196,824     $ 7,146,824
Accounts payable and accrued expenses             595,305         620,889
Accrued interest                                2,456,895       2,277,599
Other accrued liabilities                         982,000         982,000
Due to related parties                            773,973         315,671
                                              -----------     -----------
  Total Liabilities                           $12,004,997     $11,342,983
                                              -----------     -----------
Commitments and Contingencies (see notes)

Common stock - 2000 and 1999 respectively,
 $.01 par value,
 1,900,000,000 and 950,000,000 shares
   authorized,
 949,888,889 and 932,801,558 shares
   issued                                     $ 9,498,889     $ 9,328,016
Additional paid-in capital                     27,956,565      27,982,438
Accumulated deficit                           (46,964,314)    (46,513,982)
                                              -----------     -----------
  Total Shareholders' equity                  $(9,508,860)    $(9,335,053)
                                              -----------     -----------
Total Liabilities and Shareholders' Deficit   $ 2,496,137     $ 2,139,455
                                              ===========     ===========


                 See Notes to Consolidated Financial Statements

                         MPTV, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED
                           STATEMENT OF OPERATIONS
                                (unaudited)


                                                THREE MONTHS ENDED
                                                     MARCH 31
                                             2000                1999
                                         ------------        ------------
Revenue                                  $          0        $          0
                                         ------------        ------------

Expenses:
  General, administrative and consulting $    271,036        $    249,049
  Interest                                    179,296             184,420
                                         ------------        ------------
     Total Expenses                      $    450,332        $    433,469
                                         ------------        ------------
Net loss                                 $   (450,332)       $   (433,469)
                                         ============        ============

Net loss per share                       $      (0.01)       $      (0.01)
                                         ============        ============

Weighted average number of shares
   outstanding                            948,888,889         496,736,807
                                         ============        ============

                  See Notes to Consolidated Financial Statements

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (unaudited)

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                 2000              1999
                                              ----------        ----------
Cash Flows From Operating Activities:
Net loss                               	    $   (450,332)     $   (433,469)
Adjustments to reconcile net loss to net
    income:
  cash provided by operating activities:
  Issuance of common stock for services           10,000                 0
  Issuance of common stock for debt                    0            90,000
  Depreciation and amortization                    3,000             3,000
  Changes in assets and liabilities              612,014           151,324
                                            ------------      ------------
Net Cash Provided/(Used)
  in Operating Activities                   $    174,682      $   (189,145)
                                            ------------      ------------

Cash Flows From Investing Activities:
Investment in Lake Trop, LLC                $   (341,302)     $          0
                                            ------------      ------------
Net Cash Used in Investing Activities       $   (341,302)     $          0
                                            ------------      ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable     $     60,000      $     55,500
Proceeds from sale of common stock               135,000           100,000
Principal repayments on notes payable            (10,000)                0
                                            ------------      ------------
Net Cash Provided by Financing Activities   $    185,000      $    155,500
                                            ------------      ------------

Net Increase (Decrease) in Cash             $     18,380      $    (33,645)
Cash, beginning of period                          9,146            42,791
                                            ------------      ------------
Cash, end of period                         $     28,052      $      9,146
                                            ============      ============


Supplemental Disclosure of Cash Flow
   Information:
Cash paid for:
  Interest                                  $          0      $          0
  Income Taxes                              $          0      $          0

                  See Notes to Consolidated Financial Statements

                                 MPTV, INC. AND  SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                        (unaudited)

                        Number                  Additional                       Total
		                        of          Common      Paid-In      Accumulated   Stockholders'
		                      Shares        Stock       Capital        Deficit        Deficit
                      -----------   ----------  -----------   -------------  -------------
Balances,
 January 1, 2000      932,801,558  $ 9,328,016  $27,982,438   $(46,513,982)   $(9,203,528)

Net loss for
the three months
ended March 31, 2000            0            0            0       (450,332)      (450,332)

Common Stock issued
 for services           3,087,331       30,873      (20,873)             0         10,000

Conversion of
 Warrants              14,000,000      140,000       (5,000)             0        135,000
                      -----------  -----------   -----------  -------------   ------------
Balances,
 March 31, 2000       949,888,889  $ 9,498,889   $27,956,565  $(46,964,314)   $(9,508,860)
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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $46,964,314 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

The consolidated financial statements of MPTV do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                       MPTV, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                              (unaudited)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Pro Forma Compensation Expense:

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

Revenue Recognition:

The Company plans to recognize revenues from sales of timeshare units upon the execution of a contract and receipt of a down payment of at least 10%, and when proceeds are assured and all conditions precedent to closing have been performed by the parties. Costs applicable to sales will be allocated based on relative sales value.

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


Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2000 and December 31, 1999:

                                                  2000           1999
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 113,635
 Less accumulated depreciation                   (96,252)       (93,252)
                                               ---------      ---------
  Net Property and equipment                   $  17,383      $  20,383
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at March 31, 2000 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 2000 and 2001, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of March 31, 2000 and December 31, 1999.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)


Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at March 31, 2000 and December 31, 1999 is as follows:

                                                     2000           1999
                                                    ------         ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $       0      $ 225,000

  Advances related entities, accruing no
  interest, due upon demand                               0         17,423
                                                  ---------      ---------
   Subtotal                                       $       0      $ 242,423
   Less amounts written off                               0       (242,423)
                                                  ---------      ---------
  Total due from related parties                  $       0      $       0
                                                  =========      =========
  Due to:

  Note payable related entities,
   unsecured, payable upon demand                 $ 773,973      $ 315,671
                                                  =========      =========

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT

Common Stock

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the three months ended March 31, 2000, the Company issued 3,087,331 shares of stock, at a value of $10,000, for services rendered by the Company's consultants. The Company issued 14,000,000 shares, at a value of $135,000, to shareholders exercising warrants during the period.

In August, 1999, the Company's board of directors elected to reduce the par value of the Company's common stock to $0.01, and to increase authorized shares to 950,000,000. This was done to more accurately reflect the Company's equity position after several years of issuing stock below par, and to provide for the future raising of capital through issuance of common stock.

On March 30, 2000, the Company's board of directors increased the number of authorized shares to 1,900,000,000, in order to provide for the future raising of capital through issuance of stock.

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

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)


Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes as of March 31, 2000 and December 31, 1999 is as follows:

                                                 2000            1999
                                               --------        --------
Federal Benefit                             $ 15,432,474    $ 15,364,924

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (15,432,474)    (15,364,924)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
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

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 9 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation:

In 1999, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at March 31, 2000 and December 31, 1999 and 1998. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at March 31, 2000 and December 31, 1999.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at March 31, 2000.

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

Results of Operations

    Three Months Ended March 31, 2000 Compared to March 31, 1999

At March 31, 2000, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 2000. [The preceding sentence contains a forward looking statement (hereinafter defined as "FLS"). Each of the forward looking statements in this Quarterly Report on Form 10-QSB is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements"]. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

Expenses in excess of revenues of incidental operations was $ 0 during the first three months in 2000 and $ 0 during the first three months in 1998. Previously, the Company derived its incidental revenue from the activities of Consolidated Resort Enterprises, Inc., which consisted primarily of the operation of the Lake Tropicana Apartments. In November, 1997 the First Trust Deed holder took the Lake Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1999 or 2000.

The Company's general, administrative and consulting expenses in the three months ended March 31, 2000 equalled $271,036, substantially the same as $249,049 for the comparable period in 1999. These amounts represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

MPTV also incurred interest expense of $179,296 in the first quarter of 2000 as compared to $184,420 in the first quarter of 1999. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1999 and 2000 interest consisted primarily of interest related to notes payable.

During the three months ended March 31, 2000, the Company had a positive net cash flow of $18,380. This net positive cash flow was comprised of positive cash flows of $185,000 from financing activities and a positive cash flow of $174,682 from operating activities, offset by negative cash flows of $189,145 from investing activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the investing activities consist of the investment in the Lake Trop project.

Liquidity and Capital Resources

The Company's consolidated financial statements at March 31, 2000 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects
(FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MPTV has suffered recurring losses from operations and shows a need for additional funding, which raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $46,964,314 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While the Company is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if the Company is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that the Company will be able to

The availability of equity and debt financing to the Company is also affected by, among other things, domestic and world economic conditions and the competition for funds as well as the Company's perceived ability to service such obligations should such financing be consummated. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its prospects and comparisons with alternative investment opportunities. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all.

Trading in the Company's Common Stock is subject to the requirements of Rule 15c2-6 and/or Rule 15g-9 promulgated under the Exchange Act. Under such Rules, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exemptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the open market.

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


Date:May 15, 2000               REGISTRANT:

                                   MPTV, Inc.

                                   By:   /s/ HURLEY C. REED
                                         Hurley C. Reed
                                         Chairman
                                         (Principal Financial and Accounting
                                          Officer)