Form 10QSB
period 2000-06-30
MPTV INC
filed 2000-08-15
CIK 808715

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000


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

Yes [X]  No [ ]

As of July 31, 2000, 1,168,704,554 shares of Common Stock, $0.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                  MPTV, INC.
                                   CONTENTS
                                                             Page No.
PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

      Consolidated Balance Sheet                                 3

      Consolidated Statement of Operations                       4

      Consolidated Statement of Cash Flows                       5

      Notes to the Consolidated Financial Statements          6-14

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                15-21

 Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                           21

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                     22

 Item 2.  Changes in Securities and Use of Proceeds             23

 Item 3.  Defaults Upon Senior Securities                       23

 Item 4.  Submission of Matters to a Vote of Security Holders   23

 Item 5.  Other Information                                     23

 Item 6.  Exhibits and Reports on Form 8-K                      23

SIGNATURES                                                      24


                                   PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MPTV, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                                (unaudited)

                                               JUNE 30,       DECEMBER 31,
          ASSETS                                 2000             1999
                                              -----------     -----------
Cash                                          $   156,761     $     9,672
Notes Receivable                                  285,000               0
Property and equipment                             14,383          20,383
Investment in Lake Trop, LLC                    5,738,485       2,109,400
Deposits                                           52,500               0
                                              -----------     -----------
                                              $ 6,247,129     $ 2,139,455
                                              ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable                                 $ 5,919,910     $ 7,146,824
Accounts payable and accrued expenses             464,861         620,889
Accrued interest                                2,620,854       2,277,599
Other accrued liabilities                         982,000         982,000
Due to related parties                            473,973         315,671
                                              -----------     -----------
  Total Liabilities                           $10,461,598     $11,342,983
                                              -----------     -----------
Commitments and Contingencies (see notes)

Common stock - 2000 and 1999 respectively,
 $.01 par value,
 1,900,000,000 and 950,000,000 shares
   authorized,
 1,168,704,554 and 932,801,558 shares
   issued                                     $11,687,046     $ 9,328,016
Additional paid-in capital                     31,916,408      27,982,438
Accumulated deficit                           (47,817,923)    (46,513,982)
                                              -----------     -----------
  Total Shareholders' equity                  $(4,214,469)    $(9,335,053)
                                              -----------     -----------
Total Liabilities and Shareholders' Deficit   $ 6,247,129     $ 2,139,455
                                              ===========     ===========


    The accompanying notes are an integral part of these Financial Statements

                                   MPTV, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED
                                     STATEMENT OF OPERATIONS
                                           (unaudited)

                                               SIX MONTHS ENDED                THREE MONTHS ENDED
                                                   JUNE 30                           JUNE 30
                                             2000            1999              2000            1999
Revenue
  Other                                   $        0      $      474       $         0      $       121


Expenses
  Excess of expenses over revenues
     from incidental operations                    0               0                 0                0
  General, administrative and consulting     846,686         732,942           575,650          483,540
  Interest                                   457,255         371,681           277,959          187,261

     Total                                 1,303,941       1,104,623           853,609          670,801

Net loss                                 ($1,303,941)    $(1,104,149)      $  (853,609)     $  (670,680)

Net loss per share                            ($0.01)         ($0.01)           ($0.01)          ($0.01)

Weighted average number of               1,039,660,778    546,401,737      1,130,432,665     596,066,667
 shares outstanding






       The accompanying notes are an integral part of these financial statements

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (unaudited)

                                                    SIX MONTHS ENDED
                                                        JUNE 30
                                                 2000              1999
                                              ----------        ----------
Cash Flows From Operating Activities:
Net loss                               	    $ (1,303,941)     $ (1,104,149)
Adjustments to reconcile net loss to net
    income:
  cash provided by operating activities:
  Issuance of common stock for services          250,000           249,000
  Issuance of common stock for debt            2,173,000           355,000
  Issuance of common stock for investment      3,450,000
  Depreciation and amortization                    6,000             6,000
  Changes in assets and liabilities              345,529           338,054
                                            ------------      ------------
Net Cash Provided/(Used)
  in Operating Activities                   $  4,920,588      $   (156,095)
                                            ------------      ------------

Cash Flows From Investing Activities:
Investment in Lake Trop, LLC                $ (3,629,085)     $          0
Deposits                                         (52,500)                0
                                            ------------      ------------
Net Cash Used in Investing Activities       $ (3,681,585)     $          0
                                            ------------      ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable     $    271,086      $    269,000
Proceeds from sale of common stock               135,000           140,000
Principal repayments on notes payable         (1,498,000)          (86,258)
                                            ------------      ------------
Net Cash Provided by Financing Activities   $ (1,091,914)     $    322,742
                                            ------------      ------------

Net Increase (Decrease) in Cash             $    147,089      $    166,647
Cash, beginning of period                          9,672            42,791
                                            ------------      ------------
Cash, end of period                         $    156,761      $    209,438
                                            ============      ============


Supplemental Disclosure of Cash Flow
   Information:
Cash paid for:
  Interest                                  $    114,000      $          0
  Income Taxes                              $          0      $          0

     The accompanying notes are an integral part of these financial statements

                                 MPTV, INC. AND  SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                        (unaudited)

                          Number                  Additional                       Total
		            of          Common      Paid-In      Accumulated   Stockholders'
		          Shares        Stock       Capital        Deficit        Deficit
                      -------------   ----------  -----------   -------------  -------------
Balances,
 January 1, 2000        932,801,558  $ 9,328,016  $27,982,438   $(46,513,982)   $(9,203,528)

Net loss for
the six months
ended June 30, 2000               0            0            0     (1,303,941)    (1,303,941)

Common Stock issued
 for services             6,902,996       69,030      180,970              0        250,000

Common Stock issued
 for Notes               10,000,000      100,000      185,000              0        285,000

Common Stock issued
 for debt                90,000,000      900,000    1,273,000              0      2,173,000

Conversion of
 Warrants                14,000,000      140,000       (5,000)             0        135,000

Investment in
 Lake Trop              115,000,000    1,150,000     2,300,000             0      3,450,000
                      -------------  -----------   -----------  -------------   ------------
Balances,
 March 31, 2000       1,168,704,554  $11,687,046   $31,916,408  $(47,817,923)   $(4,214,469)
                      =============  ===========   ===========  =============   ============

       The accompanying notes are an integral part of these financial statements

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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $47,817,923 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

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


Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2000 and December 31, 1999:

                                                  2000           1999
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 113,635
 Less accumulated depreciation                   (99,252)       (93,252)
                                               ---------      ---------
  Net Property and equipment                   $  14,383      $  20,383
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at June 30, 2000 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 2000 and 2001, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of June 30, 2000 and December 31, 1999.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)


Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at June 30, 2000 and December 31, 1999 is as follows:

                                                     2000           1999
                                                    ------         ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $       0      $ 225,000

  Advances related entities, accruing no
  interest, due upon demand                               0         17,423
                                                  ---------      ---------
   Subtotal                                       $       0      $ 242,423
   Less amounts written off                               0       (242,423)
                                                  ---------      ---------
  Total due from related parties                  $       0      $       0
                                                  =========      =========
  Due to:

  Note payable related entities,
   unsecured, payable upon demand                 $ 473,973      $ 315,671
                                                  =========      =========

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT

Common Stock

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the six months ended June 30, 2000, the Company issued 6,902,996 shares of stock, at a value of $250,000, for services rendered by the Company's consultants. The Company issued 14,000,000 shares, at a value of $135,000, to shareholders exercising warrants during the period.

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

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)


Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes as of June 30, 2000 and December 31, 1999 is as follows:

                                                 2000            1999
                                               --------        --------
Federal Benefit                             $ 15,779,914    $ 15,364,924

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (15,779,914)    (15,364,924)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $47,000,000.

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

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 9 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation:

In 1999, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at June 30, 2000 and December 31, 1999 and 1998. This obligation has not been paid.

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

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at June 30, 2000.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. These forward-looking statements involve risks, uncertainties, and other factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and speak only as of the date hereof. The factors discussed below under "forward-looking statements" and elsewhere in this quarterly report on Form 10-QSB are among those factors that in some cases have affected the Company's results and could cause the actual results to differ materially from those projected in the forward-looking statements.

The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

General

We were incorporated in 1986 in Nevada. We are engaged in the timeshare and related vacation entertainment industries. Through its wholly-owned subsidiaries, Consolidated Resort Enterprises, Inc. ("CRE") and Continental Resort Services, Inc. ("CRS"), MPTV develops, markets, and manages timeshare resort properties. Our principal asset is an investment in a multi-million dollar resort property called "Lake Tropicana," located in Las Vegas, Nevada, adjacent to the MGM Grand Hotel/Casino and Theme Park. MPTV currently obtains its funding through issuance of stock and debt.

The planned renovation program for the Lake Tropicana project is intended to
appeal to family-oriented visitors to Las Vegas.   Phase one entails the
transformation of 40 existing units into deluxe two-bedroom suites with marble baths and kitchens, upgraded plumbing, air conditioning, and deluxe furniture, fixtures, and appliances The exteriors will have new roofs, the railing will be replaced with stucco walls, and new patio doors and windows will be installed. This renovation will require approximately three months to complete. In addition, we intend to construct a decorative block and stucco wall around the property, plant extensive landscaping in the front, and install a new sign at the entrance. A guardhouse is also planned for the entrance to the project. All of the exteriors of the buildings will be repainted, the landscaping will be upgraded throughout the project, and the waterfall and lagoon will be repaired.

In addition to the planned renovation of the forty existing units, fifty units will be painted, refurnished, and refurbished, to be used for mini-vacations for vacation ownership prospects.

At the same time, revised permits will be applied for, in California and Nevada, to sell vacation ownership intervals, and MPTV will commence sales upon approval. Phases two and three entail tearing down the structures on the property with the exception of the 40 remodeled units, and constructing a high-rise (in two phases) that will contain 310 units. We anticipate seventy-two one-bedroom units and two hundred-thirty-eight two-bedroom units to maximize flexibility. Each two-bedroom unit (1,350 sq. ft.) includes three bathrooms, a kitchen, and a kitchenette. The two-bedroom unit is designed so that it can be partitioned, creating a deluxe one-bedroom with a full kitchen and deluxe bath, and a standard one-bedroom with a kitchenette, one bath, livingroom, and master bedroom. This plan allows for the sale of all units as two-bedrooms, or all units as two one-bedroom suites. Based on statistics of types of units purchased by vacation ownership buyers, the most likely mix of units will be 238 two-bedroom units and 72 one-bedroom deluxe units.

Phase two includes an attractive lobby area, and a 16,000 square foot sales office on the top floor of the high-rise building. The sales office will remain on the property after initial sales are completed. In addition, we plan to construct a new pool with a waterfall, and a tennis court.

On a designated parcel contained within the project, a free-standing 56,000 square foot health club and spa facility will be constructed that will offer a full weight room, cardiovascular machines, cardio theatre, spinning, aerobics, a pro shop, a childcare center, a video arcade, and a restaurant. Also included in this 30,000 square foot facility are deluxe locker rooms, a sauna, steam room, whirlpools, and a cold plunge. The spa facility will be equal to those found in major metropolitan areas today and it will include herbal wraps, skin care, hair care, massage therapy, body hair waxing, hair styling, manicures, and pedicures. The facility will also include a natural healing center, which will be supervised by a natural healing medical doctor. Treatments will include a blood analysis, weight and bodyfat analysis, and medical history examinations. The healing center will provide a recommended program of appropriate dietary supplementation and a healthy eating plan to treat symptoms with all-natural products. There will also be an on-site licensed nutritionist to design custom individual programs. The use of this facility is included in each vacation ownership annual assessment.
Personalized services, food, beverages, pro shop purchases, spa purchase, and natural healing products will all be available at a special discount for vacation owners.

Results of Operations

    Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

For the three months ended June 30, 2000 and the three months ended June
30, 1999, MPTV had no sales. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. In November, 1997 the First Trust Deed holder took the Lake Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1999 or 2000.

MPTV incurred interest expense of $277,959 in the second quarter of 2000 as compared to $187,261 in the second quarter of 1999. The increase is primarily due to the payment of a loan extension fee in 2000. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1999 and 2000 interest consisted primarily of interest related to notes payable.

MPTV's general, administrative and consulting expenses in the three months ended June 30, 2000 equalled $575,650, substantially the same as $483,540 for the comparable period in 1999. The majority of the general and administrative expenses in the second quarter of 2000 were from consulting, legal and accounting fees, and payroll. These amounts represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of MPTV's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

Depreciation and amortization expense was $3,000 for both the three months ended June 30, 2000 and June 30, 1999.

MPTV incurred no research and development expenses for the the three months ended June 30, 2000 and June 30, 1999.

During the three months ended June 30, 2000, MPTV had a positive net cash flow of $128,709. This net positive cash flow was comprised of negative cash flows of $1,276,914 from financing activities and a positive cash flow of $4,745,906 from operating activities, offset by negative cash flows of $3,340,283 from investing activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the investing activities consist of the investment in the Lake Trop project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Trop and for debt and services.

As a result of the foregoing factors, MPTV's net loss increased to $853,609 for the three months ended June 30, 2000, from a net loss of $670,680 for the three months ended June 30, 1999.

    Six Months Ended June 30, 2000 Compared With Six Months Ended
    June 30, 1999

For the six months ended June 30, 2000 and the six months ended June
30, 1999, MPTV had no sales. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. In November, 1997 the First Trust Deed holder took the Lake Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1999 or 2000.

MPTV incurred interest expense of $457,255 in the first half of 2000 as compared to $371,681 in the first half of 1999. The increase is primarily due to the payment of a loan extension fee in 2000. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1999 and 2000 interest consisted primarily of interest related to notes payable.

MPTV's general, administrative and consulting expenses in the six months ended June 30, 2000 equalled $846,686, substantially the same as $732,942 for the comparable period in 1999. Substantially all of the general and administrative expenses in the first half of 2000 were derived from consulting, legal and accounting fees, and payroll.These amounts represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

Depreciation and amortization expense was $3,000 for both the six months ended June 30, 2000 and June 30, 1999.

MPTV incurred no research and development expenses for the the six months ended June 30, 2000 and June 30, 1999.

During the six months ended June 30, 2000, the Company had a positive net cash flow of $147,089. This net positive cash flow was comprised of negative cash flows of $1,091,914 from financing activities and a positive cash flow of $4,920,588 from operating activities, offset by negative cash flows of $3,681,585 from investing activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the investing activities consist of the investment in the Lake Trop project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Trop and for debt and services.

As a result of the foregoing factors, MPTV's net loss increased to $1,303,941 for the six months ended June 30, 2000, from a net loss of $1,104,149 for the six months ended June 30, 1999.

Liquidity and Capital Resources

The Company's consolidated financial statements at June 30, 2000 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects
(FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date, MPTV has funded its operations primarily through private placements of equity securities and secondarily through its interest in Lake Tropicana. At June 30, 2000, MPTV had a working capital deficit of $3,573,454, including cash of $156,761 compared to a working capital deficit of $3,870,816, including $9,672 in cash at December 31, 1999.

MPTV remains dependent upon its ability to obtain outside financing through the issuance of additional securities until it achieves sustained profitability through increased sales. Management believes that MPTV will require significant resources in 2000, principally to fund MPTV's working capital needs to support its development efforts and planned renovation of the Lake Tropicana project.

Shares of MPTV's freely tradable Common Stock may have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on MPTV's financial liquidity. Management intends to file the necessary registration statement to register these shares. There can be no assurances that the filing of these registration statements will provide an adequate remedy. Until resolved, the impact of such issuances, if any, on MPTV's ability to raise additional capital through the future issuances of Common Stock is unknown.

Management estimates MPTV will require approximately $43,000,000 to fund its operations through the year 2001. Of this amount, MPTV estimates that it will require approximately $10,500,000 to fund its operations for 2000. MPTV expects to generate the necessary resources for its 2000 business plan through additional private placements of its equity securities. No assurances can be given, however, that MPTV will be able to obtain such additional resources.

MPTV anticipates that its capital requirements of approximately $32,500,000 for the balance of the period ending December 31, 2001 will need to be met through cash generated from operations and from equity investments. There can be no assurance, however, that MPTV will be able to generate capital sufficient to meet these long-term needs.

Risk Factors

MPTV has suffered recurring losses from operations and needs additional funding, which raises substantial concerns about its ability to continue as a going concern. MPTV has incurred cumulative net losses of $47,817,923 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that we cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. MPTV's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While MPTV is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that a private placement will be successfully consummated or, if so, that it will meet all our future capital requirements of MPTV. If additional funds are required, MPTV may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, MPTV's ability to obtain additional financing will be adversely affected. If and to the extent that MPTV incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if MPTV is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that MPTV will be able to obtain financing on acceptable terms, if at all.

The availability of equity and debt financing is also affected by, among other things, domestic and world economic conditions and the competition for funds as well as MPTV's perceived ability to service such obligations should such financing be consummated. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of MPTV and its prospects and comparisons with alternative investment opportunities. There can be no assurance that MPTV will be able to obtain financing on acceptable terms, if at all.

Trading in our Common Stock is subject to the requirements of Rule 15c2-6 and/or Rule 15g-9 promulgated under the Exchange Act. Under such Rules, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exemptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the open market.

MPTV's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of MPTV's competitors have greater financial resources than the Company.

Forward Looking Statements

The forward-looking statements contained in this Quarterly Report on Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements. Included among the important risks, uncertainties and other factors are those discussed below.

Few of the forward-looking statements in this Quarterly Report on Form 10-QSB deal with matters that are within the unilateral control of MPTV. The availability of equity and debt financing to MPTV is affected by, among other things, domestic and world economic conditions and the competition for funds. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of MPTV and its products and comparisons with alternate investment opportunities.

The markets for MPTV's services or products are rapidly changing and are characterized by an increasing number of market entrants. It is not assured that sufficient demand for MPTV's services or products will develop to sustain its business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 14, 1994, Albert C. Gannaway, Jr., the founder and former officer, director and principal stockholder of MPTV, and Gannaway Productions, Ltd. (collectively, "Gannaway") filed a Complaint in the Superior Court of Orange County, California against MPTV and Messrs. Rasmussen (the Company's former Chairman, Chief Executive Officer and a Director) and Vellema. The Complaint sought to enforce the terms of a settlement agreement allegedly entered into by MPTV and Gannaway in 1993. Gannaway claimed (i) he was entitled to additional shares of our Common Stock to be received pursuant to an option or, in the alternative, a lower option price; (ii) MPTV was indebted to him for prior loans, cost advances and wages in excess of the amounts shown on MPTV's books and records; and (iii) certain equipment being used by MPTV belonged to Gannaway, and demanded damages for an alleged breach of video distribution agreements, an accounting under said agreements and rescission of the distribution agreements.

On March 1, 1996, the parties entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway will receive the following: (i)$600,000 to be paid over the term of four years beginning with an initial payment of $25,000 to be paid on March 1, 1996; $15,000 on April 1, 1996; $15,000 on May 1,1996; $15,000 on
June 1, 1996; $35,000 on July 1, 1996; and $35,000 on August 1, 1996.  MPTV
is currently in default with respect to the May, June, July and August, 1996 payments; (ii) From August 1, 1996 to August 1, 1999, Gannaway will receive
(a) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (b) semi-annual payments in the amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest. The entire balance was to be due and payable on or before August 1, 1999. MPTV has not made this payment; (iii) MPTV will transfer its video productions assets in Florida and the Club Carib intervals owned to Gannaway. If these three (3) conditions are met, the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default and mutual general releases will be exchanged by all parties with respect to all claims and counterclaims.

In November, 1997, the First Trust Deed holder of the Lake Tropicana property forced the property into receivership as a result of late payments by MPTV. This was reflected in the 1998 financial statements as a write-off of the property, as MPTV ceased the rental operations and development of timeshare units for sale in early 1998. Subsequently, MPTV entered into an agreement with All Star Resorts, Inc. to form a joint venture in Lake Trop, LLC, in order to release the property from receivership, and to develop the property for timeshare sales.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Not Applicable

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended
         June 30, 2000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:August 15, 2000               MPTV, Inc.

                                   By:   /s/ HURLEY C. REED

                                         Hurley C. Reed,
                                         Chairman
                                         (Principal Financial and Accounting
                                          Officer)