Form 10QSB
period 2000-09-30
MPTV INC
filed 2000-11-14
CIK 808715

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000


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

Yes [X]  No [ ]

As of October 31, 2000, 1,324,804,554 shares of Common Stock, $0.01 par value per share, were outstanding.

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


                                   PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MPTV, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                (unaudited)

                                             SEPTEMBER 30,    DECEMBER 31,
          ASSETS                                 2000             1999
                                              -----------     -----------
Cash                                          $    89,273     $     9,672
Notes Receivable                                  285,000               0
Property and equipment                             11,383          20,383
Investment in Lake Trop, LLC                    5,955,773       2,109,400
Deposits                                           62,500               0
                                              -----------     -----------
                                              $ 6,403,929     $ 2,139,455
                                              ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable                                 $ 5,919,910     $ 7,146,824
Accounts payable and accrued expenses             461,311         620,889
Accrued interest                                2,768,852       2,277,599
Other accrued liabilities                         982,000         982,000
Due to related parties                                  0         315,671
                                              -----------     -----------
  Total Liabilities                           $10,132,073     $11,342,983
                                              -----------     -----------
Commitments and Contingencies (see notes)

Common stock - 2000 and 1999 respectively,
 $.01 par value,
 1,900,000,000 and 950,000,000 shares
   authorized,
 1,249,804,554 and 932,801,558 shares
   issued                                     $12,498,046     $ 9,328,016
Additional paid-in capital                     32,380,312      27,982,438
Accumulated deficit                           (48,606,502)    (46,513,982)
                                              -----------     -----------
  Total Shareholders' equity                  $(3,728,144)    $(9,335,053)
                                              -----------     -----------
Total Liabilities and Shareholders' Deficit   $ 6,403,929     $ 2,139,455
                                              ===========     ===========


    The accompanying notes are an integral part of these Financial Statements

                                   MPTV, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED
                                     STATEMENT OF OPERATIONS
                                           (unaudited)

                                              NINE MONTHS ENDED                THREE MONTHS ENDED
                                                SEPTEMBER 30                      SEPTEMBER 30
                                             2000            1999              2000            1999
                                           --------        --------          --------        --------
Revenue
  Other                                  $         0      $       474       $         0      $       121
                                         -----------      -----------       -----------      -----------

Expenses
  Excess of expenses over revenues
     from incidental operations          $         0      $         0       $         0      $         0
  General, administrative and
     consulting                            1,361,240        1,067,952           514,554          335,010
  Interest                                   731,280          712,664           274,025          340,983
                                         -----------      -----------       -----------      -----------
     Total                               $ 2,092,520      $ 1,780,616       $   788,579      $   675,993
                                         -----------      -----------       -----------      -----------
Net loss                                 $(2,092,520)     $(1,780,142)      $  (788,579)     $  (675,872)
                                         ===========      ===========       ===========      ===========

Net loss per share                       $     (0.01)     $     (0.01)      $     (0.01)     $     (0.01)
                                         ===========      ===========       ===========      ===========

Weighted average number of              1,108,597,592     617,790,047      1,246,471,221     768,566,667
 shares outstanding                     =============     ===========      =============     ===========






       The accompanying notes are an integral part of these financial statements

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (unaudited)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                 2000              1999
                                              ----------        ----------
Cash Flows From Operating Activities:
Net loss                               	    $ (2,092,520)     $ (1,780,142)
Adjustments to reconcile net loss to net
    income:
  cash provided by operating activities:
  Issuance of common stock for services          358,000           345,000
  Issuance of common stock for debt            2,773,000           320,000
  Issuance of common stock for investment      3,450,000                 0
  Depreciation and amortization                    9,000             9,000
  Changes in assets and liabilities              489,977           953,886
                                            ------------      ------------
Net Cash Provided/(Used)
  in Operating Activities                   $  4,987,457      $   (152,256)
                                            ------------      ------------

Cash Flows From Investing Activities:
Investment in Lake Trop, LLC                $ (3,846,373)     $   (839,400)
Deposits                                         (62,500)           (4,756)
                                            ------------      ------------
Net Cash Used in Investing Activities       $ (3,908,873)     $   (844,156)
                                            ------------      ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable     $    271,086      $    269,000
Proceeds from sale of common stock               701,904           905,000
Principal repayments on notes payable         (1,971,973)         (151,258)
                                            ------------      ------------
Net Cash Provided by Financing Activities   $   (998,983)     $  1,022,742
                                            ------------      ------------

Net Increase (Decrease) in Cash             $     79,601      $     26,330
Cash, beginning of period                          9,672            42,791
                                            ------------      ------------
Cash, end of period                         $     89,273      $     69,121
                                            ============      ============


Supplemental Disclosure of Cash Flow
   Information:
Cash paid for:
  Interest                                  $    240,027      $          0
  Income Taxes                              $          0      $          0

   The accompanying notes are an integral part of these financial statements

                                 MPTV, INC. AND  SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        (unaudited)

                          Number                  Additional                       Total
		            of          Common      Paid-In      Accumulated   Stockholders'
		          Shares        Stock       Capital        Deficit        Deficit
                      -------------   ----------  -----------   -------------  -------------
Balances,
 January 1, 2000        932,801,558  $ 9,328,016   $27,982,438  $(46,513,982)   $(9,203,528)

Net loss for
the nine months ended
September 30, 2000                0            0             0    (2,092,520)    (2,092,520)

Common Stock sold        52,500,000      525,000        41,904             0        566,904

Common Stock issued
 for services            15,502,996      155,030       202,970             0        358,000

Common Stock issued
 for Notes               10,000,000      100,000       185,000             0        285,000

Common Stock issued
 for debt               110,000,000    1,100,000     1,673,000             0      2,773,000

Conversion of
 Warrants                14,000,000      140,000        (5,000)            0        135,000

Investment in
 Lake Trop              115,000,000    1,150,000     2,300,000             0      3,450,000
                      -------------  -----------   -----------  -------------   ------------
Balances,
 September 30, 2000   1,249,804,554  $12,498,046   $32,380,312  $(48,606,502)   $(3,728,144)
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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $48,606,502 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

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


Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2000 and December 31, 1999:

                                                  2000           1999
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 113,635
 Less accumulated depreciation                  (102,252)       (93,252)
                                               ---------      ---------
  Net Property and equipment                   $  11,383      $  20,383
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at September 30, 2000 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 2000 and 2001, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of September 30, 2000 and December 31, 1999.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)


Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at September 30, 2000 and December 31, 1999 is as follows:

                                                     2000           1999
                                                    ------         ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $       0      $ 225,000

  Advances related entities, accruing no
  interest, due upon demand                               0         17,423
                                                  ---------      ---------
   Subtotal                                       $       0      $ 242,423
   Less amounts written off                               0       (242,423)
                                                  ---------      ---------
  Total due from related parties                  $       0      $       0
                                                  =========      =========
  Due to:

  Note payable related entities,
   unsecured, payable upon demand                 $       0      $ 315,671
                                                  =========      =========

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT

Common Stock

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the nine months ended September 30, 2000, the Company issued 15,502,996 shares of stock, at a value of $358,000, for services rendered by the Company's consultants. The Company issued 14,000,000 shares, at a valueof $135,000, to shareholders exercising warrants during the period.

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

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)


Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes as of September 30, 2000 and December 31, 1999 is as follows:

                                                 2000            1999
                                               --------        --------
Federal Benefit                             $ 16,202,167    $ 15,364,924

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (16,202,167)    (15,364,924)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $48,000,000.

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

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at September 30, 2000 and December 31, 1999.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at September 30, 2000.

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

Results of Operations

    Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

For the three months ended September 30, 2000 and the three months ended September 30, 1999, MPTV had no sales. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. In November, 1997 the First Trust Deed holder took the Lake Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1999 or 2000.

MPTV incurred interest expense of $274,025 in the third quarter of 2000 as compared to $340,983 in the third quarter of 1999. The decrease is primarily due to the payment of loan extension fees in 1999. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1999 and 2000 interest consisted primarily of interest related to notes payable.

MPTV's general, administrative and consulting expenses in the three months ended September 30, 2000 equalled $514,554 an increase over $335,010 for the comparable period in 1999. The majority of the general and administrative expenses in the third quarter of 2000 were from consulting, legal and accounting fees, and payroll. The increase in these expenses in 2000 over 1999 arise from new investor relations and marketing expenditures. These amounts represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of MPTV's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

Depreciation and amortization expense was $3,000 for both the three months ended September 30, 2000 and September 30, 1999.

MPTV incurred no research and development expenses for the the three months ended September 30, 2000 and September 30, 1999.

During the three months ended September 30, 2000, MPTV had a negative net cash flow of $67,408. This net negative cash flow was comprised of negative cash flows of $227,288 from investing activities, offset by positive cash flows of $66,869 from operating activities, and positive cash flows of $92,931 from financing activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the investing activities consist of the investment in the Lake Trop project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Trop and for debt and services.

As a result of the foregoing factors, MPTV's net loss increased to $788,579 for the three months ended September 30, 2000, from a net loss of $675,872 for the three months ended September 30, 1999.

    Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

For the nine months ended September 30, 2000 and the nine months ended September 30, 1999, MPTV had no sales. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. In November, 1997 the First Trust Deed holder took the Lake Tropicana property into receivership. No revenues or expenses were recorded for Lake Tropicana rental activities in 1999 or 2000.

MPTV incurred interest expense of $731,280 in the first nine months of 2000 as compared to $712,664 in the first nine months of 1999. The increase is primarily due to the payment of a loan extension fee in 2000. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 1999 and 2000 interest consisted primarily of interest related to notes payable.

MPTV's general, administrative and consulting expenses in the nine months ended September 30, 2000 equalled $1,361,240, an increase over $1,067,952 for the comparable period in 1999. The increase in these expenses in 2000 over 1999 arise from new investor relations and marketing expenditures. Substantially all of the general and administrative expenses in the first nine months of 2000 were derived from consulting, legal and accounting fees, and payroll. These amounts represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

Depreciation and amortization expense was $9,000 for both the nine months ended September 30, 2000 and September 30, 1999.

MPTV incurred no research and development expenses for the the nine months ended September 30, 2000 and September 30, 1999.

During the nine months ended September 30, 2000, the Company had a positive net cash flow of $79,601. This net positive cash flow was comprised of negative cash flows of $998,983 from financing activities and a positive cash flow of $4,987,457 from operating activities, offset by negative cash flows of $3,908,873 from investing activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the investing activities consist of the investment in the Lake Trop project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Trop and for debt and services.

As a result of the foregoing factors, MPTV's net loss increased to $2,092,520 for the nine months ended September 30, 2000, from a net loss of $1,780,142 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company's consolidated financial statements at September 30, 2000 and for the period then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects (FLS). The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date, MPTV has funded its operations primarily through private placements of equity securities and secondarily through its interest in Lake Tropicana. At September 30, 2000, MPTV had a working capital deficit of $3,837,890, including cash of $89,273, compared to a working capital deficit of $3,870,816, including $9,672 in cash at December 31, 1999.

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

Risk Factors

MPTV has suffered recurring losses from operations and needs additional funding, which raises substantial concerns about its ability to continue as a going concern. MPTV has incurred cumulative net losses of $48,606,502 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that we cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. MPTV's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While MPTV is currently attempting to raise funds through a private placement of debt securities, there can be no assurance that a private placement will be successfully consummated or, if so, that it will meet all our future capital requirements of MPTV. If additional funds are required, MPTV may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, MPTV's ability to obtain additional financing will be adversely affected. If and to the extent that MPTV incurs additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if MPTV is unable to service its indebtedness and to renew or refinance such obligations on a continuing basis, its ability to operate profitably will be materially threatened. No assurance can be given that MPTV will be able to obtain financing on acceptable terms, if at all.

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

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Not Applicable

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 14, 2000               MPTV, Inc.

                                      By:   /s/ HURLEY C. REED

                                      Hurley C. Reed,
                                      Chairman
                                      (Principal Financial and Accounting
                                       Officer)