Form 10KSB
period 1997-12-31
MPTV INC
filed 2000-11-28
CIK 808715

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

          The issuer had no significant revenues for its fiscal year ended December 31, 1997.

          As of October 31, 2000, 1,324,804,554 shares of Common Stock, $0.01 parvalue per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and asked prices for such stock on that date, was approximately $39,744,150.

          Transitional Small Businesss Disclosure Format: Yes [ ]  No [X]

                       MPTV, INC. AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997

                                  with

                  INDEPENDENT AUDITORS' REPORT THEREON


	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report                                    2

Consolidated Financial Statements:

  Consolidated Balance Sheets                                   3

  Consolidated Statements of Operations                         4

  Consolidated Statement of Stockholders'
        Deficit                                                 5

  Consolidated Statements of Cash Flows                         6

  Notes to Consolidated Financial Statements                   7-14


                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors
MPTV, Inc.

We have audited the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of MPTV's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the company's ability to continue as a going concern. In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $37,615,242 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies, which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by NASDAQ Stock Market, Inc. ("NASDAQ"), and has had it's stock delisted from the NASDAQ SmallCap market exchange. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Sarna & Company
Westlake Village, California
November 6, 2000

                   MPTV, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 1997

                      ASSETS

Cash                               					      $     19,303
Property Held for Timeshare Development	        16,218,585
Property and Equipment	                             39,627
Other Receivables				                              277,509
Other Assets 		     	 		                           593,634
Due from Related Parties                           179,100
                                              ------------
    Total Assets			                           $ 17,327,758
                                              ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities
  All Inclusive Trust Deed Note Payable       $ 13,492,996
  Notes Payable                        	         6,570,582
  Accrued interest 				                            802,809
  Other Accrued Liabilities   			                  654,975
  Accounts Payable and Accrued Expenses	           562,065
  Due to Related Parties 			                        78,971
                                              ------------
    Total Liabilities			                      $ 22,162,398
                                              ------------
Commitments and Contingencies (see notes)

Stockholders' deficit:
  Common stock, $.05 par value, 500,000,000
   shares authorized, 223,920,708 issued      $ 11,196,036
  Additional paid-in capital		                  21,584,748
  Accumulated deficit		      	                 <37,615,424>
                                              ------------
    Total stockholders' deficit               $ <4,834,640>
                                              ------------
    Total liabilities and stockholders'
     deficit                                  $ 17,327,758
                                              ============




         See Notes to Consolidated Financial Statements
                             3

                MPTV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEAR ENDED DECEMBER 31, 1997

Revenue	                                    $    11,620
Other Income			                                   5,020
                                            -----------
   Total Revenue                            $    16,640
                                            -----------

Expenses
  Sales Expenses                            $    83,958
  General, administrative, and consulting     4,294,723
  Interest                                    1,240,599
  Incidentals                                    84,565
                                            -----------
Total Expenses                              $ 5,703,845
                                            -----------
Net Loss                                    $<5,687,205>
                                            ===========

Net Loss per share                          $     <0.03>
                                            ===========


Weighted average number of
 shares outstanding                         202,016,223
                                            ===========




        See Notes to Consolidated Financial Statements
                             4

                MPTV, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            FOR THE YEAR ENDED DECEMBER 31, 1997



                       Number                   Additional                   Total
                         of         Common        Paid-In    Accumulated  Stockholders'
                       Shares       Stock         Capital      Deficit       Equity
                    -----------  -----------   -----------  ------------   -----------
Balances,
 January 1, 1997    162,406,691  $ 8,120,335   $22,365,449  $<31,928,219>  $<1,442,435>


Common Stock Issued
 For Services
 And Compensation     8,064,909      403,246     1,041,754        0          1,445,000


Common Stock Issued
 For Cash            53,449,108    2,672,455    <1,822,455>       0            850,000


Net Loss for the
 Year ended
 December 31, 1997       -             -              -       <5,687,205>   <5,687,205>
                    -----------  -----------   -----------  ------------   -----------
Balances,
 December 31, 1997  223,920,708  $11,196,036   $21,584,748  $<37,615,424>  $<4,834,640>
                    ===========  ===========   ===========  ============   ===========










                     See Notes to Consolidated Financial Statements
                                          5

                   MPTV, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 1997

Cash Flows From Operating Activities:
Net Loss                                                  $<5,687,205>
Adjustments to Reconcile Net Loss to Net
 Cash Used by Operating Activities:
 Issuance of Common Stock for Services                      1,445,000
 Depreciation and Amortization                                313,800
 Changes in Assets and Liabilities                           <483,665>
                                                          -----------
Net Cash Used In Operating Activities                     $<4,412,070>
                                                          -----------

Cash Flows from Investing Activities:
Construction Deposits                                     $   624,400
Other Assets                                                 <350,443>
Purchase of Furniture and Equipment                           <12,925>
                                                          -----------
Net Cash Provided By Investing Activities                 $   261,032
                                                          -----------

Cash Flows From Financing Activities:
Proceeds from Issuance of Notes Payable                   $ 6,433,250
Proceeds from Sale of Common Stock                            850,000
Principal Repayments of Notes Payable                      <3,148,250>
                                                          -----------
Net Cash Provided By Financing Activities                 $ 4,135,000
                                                          -----------

Net Decrease in Cash			                                   $   <16,038>
Cash, beginning of period                                      35,341
                                                          -----------
Cash, end of period                                       $    19,303
                                                          ===========

Cash Paid For:
  Interest                                                $   732,534
                                                          ===========





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

The consolidated financial statements are presented in accordance with generally accepted accounting principals, which require management to make estimates regarding asset valuations and their realization, the outcome of litigation and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ materially from those estimates.

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $37,615,242 since its inception on October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV cannot refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

The consolidated financial statements of MPTV do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                    MPTV, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


PRO FORMA COMPENSATION EXPENSE

MPTV accounts for costs of stock-based compensation in accordance with APB No. 25 Accounting for Stock Issued to Employees rather than the fair value based method in SFAS No. 123 Accounting for Stock Based Compensation. No grants of stock options were issued by MPTV and accordingly no Pro Forma compensation expense is reported.

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

Fair Value of Financial Instruments

Financial Accounting Standards Statement No. 107, "Disclosures About Fair
Value of Financial Instruments," requires the Company to disclose, when reasonably attainable, the fair values of its assets and liabilities, which are deemed to be financial instruments. The Company's financial instruments consist primarily of its secured and unsecured notes payable and certain investments. Management has determined that it is not practicable to estimate fair value of its secured and unsecured notes payable because of the complexity of the debt arrangements and the lack of an active market with which to obtain reasonable comparables for the terms and interest rates of such debt.

Per Share Information

The Company computes per share information by dividing the net loss for the Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

                        MPTV, INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

In November 1997, the First Trust Deed Holder of the Lake Tropicana property, the company's primary asset, forced the property into receivership as a result of late payments by MPTV. This foreclosure is reflected in the financial statements as of a write-off of the property. The company has ceased rental operations and development of timeshare units for sale. The property, its improvements, and all related debt were written off and are reflected as such in these financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997:

Property and equipment                                   $ 108,879
Less accumulated depreciation		                            <69,252>
                                                         ---------
     Net Property and Equipment                          $  39,627
	                                                        =========

NOTE 4 - NOTES PAYABLE STOCKHOLDERS'

Notes payable to stockholders' at December 31, 1997 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 1999 and are in a continual state of extension and renegotiation.

NOTE 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of December 31, 1997.

                   MPTV, INC AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at December 31, 1997 is as follows:

Due From

Advances receivable officer/shareholder,
 Unsecured, accruing no interest, due
 Upon demand                                              $ 158,000

Advances related entities, accruing no
 interest 10%, due upon demand 	                             21,100
                                                          ---------
    Total due from related parties                        $ 179,100
                                                          =========
Due to

Note payable related entities,
 unsecured, payable upon
 demand                                                   $  78,971
                                                          =========

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the year ended December 31, 1997 the company issued 8,064,909 shares of stock, at a value of $1,445,000 for services rendered.


Stock Options and Warrants

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects, which on a proforma basis would have a material effect on the accompanying financial statements.

                       MPTV, INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 8 - PROVISION FOR INCOME TAXES

The provision for income taxes for the year ended December 31, 1997, represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes is as follows:

Federal Benefit                    $ 12,365,000

State benefit, net                     - 0 -

Less change in valuation
 account for realization
 of benefit 			                    $(12,365,000)
                                   ------------
   Total provision for
    income taxes                   $(  - 0 -  )
                                   ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock. As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $37,000,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The company has sublet new administrative office space for a one-year period expiring June 3, 1998. Monthly rent under this lease is $3,301. This lease requires no other payments.

                     MPTV, INC AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Litigation
In 1998, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff") of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at December 31, 1997. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at December 31, 1997.

Management feels that other pending lawsuits are without merit and therefore no reserves for their possible outcomes have been established.

Consulting Agreements

The company has entered into a variety of consulting agreements, which have terms for up to a year, certain of which are renewable. The agreements provide for the delivery of assorted services relating to the reacquisition and financing of the Lake Tropicana timeshare project as well as other management issues. Certain of the agreements require the monthly payment of consulting fees in the form of cash or stock.

                       MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 1997, the Company has issued a significant number of shares of its common stock for cash and services rendered.

In June 1999, the company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Liability Company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, and construct and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 170,000,000 shares of stock with an aggregate value of $1,750,000 as its initial investment in Lake Trop, and provided an additional $500,000 cash investment.

In August 1999, the Company's board of directors elected to reduce the par value of the Company's common stock to $0.01, and to increase authorized shares to 950,000,000. This was done to more accurately reflect the Company's equity position after several years of issuing stock below par, and to provide for the future raising of capital through issuance of common stock.

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



Date: November 28, 2000               MPTV, Inc.

                                      By:   /s/ HURLEY C. REED

                                      Hurley C. Reed,
                                      Chairman
                                      (Principal Financial and Accounting
                                       Officer)