Form 10KSB
period 2000-12-31
MPTV INC
filed 2001-04-02
CIK 808715

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

[ x ] Annual report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

[   ]     Transitional report pursuant to Section 13 or 15(D) of the Securities
          Exchange Act of 1934

                           COMMISSION FILE NUMBER: 0-16545


                                     MPTV, Inc.
                   (Name of small business issuer in its charter)

               Nevada                                   88-0222781
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

     92 Corporate Park, Ste. C-310
          Irvine, California                              92606
(Address of principal executive offices)                (Zip Code)

                                  (949) 260-1822
                (Registrant's telephone number, including area code)

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

          The issuer had no significant revenues for its fiscal year ended December 31, 2000.

          As of March 25, 2001, 1,442,984,710 shares of Common Stock, $0.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and asked prices for such stock on that date, was approximately $59,368,055.

          Transitional Small Businesss Disclosure Format: Yes [ ]  No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

    	This Form 10-KSB contains forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties, including information included under Items 1 and 6 of this Form 10-KSB, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will," and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to update any of these forward-looking statements to reflect events occuring after the filing of this Form 10-KSB.

General

    	MPTV, Inc. ("MPTV" or the "Company") is engaged in the timeshare industry. Through its wholly-owned subsidiary, Consolidated Resort Enterprises, Inc. ("CRE"), the Company plans to develop and market timeshare resort properties. The Company's principal asset is an investment in a multi-million dollar resort property, called "Lake Tropicana", located in Las Vegas, Nevada adjacent to the MGM Grand Hotel/Casino and Theme Park.
The Company plans to market its network of timeshare resorts in part through custom infomercials.

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

    	The Company's strategy seeks to capitalize on the synergy between its resort timeshare and video production and marketing capabilities to create a network of interval ownership resorts throughout the western United States and market them through nationally syndicated infomercials. Management believes that this strategy will provide a large number of prospective purchasers with access to the Company's entire resort network and expanding marketing opportunities while maintaining or improving historical margins.

    	The Company plans to implement this strategy through the following components:

-Development and Marketing of Lake Tropicana Resort. The Company is currently renovating the Lake Tropicana resort. Development of the resort began in 1994; however, due to liquidity and other financial concerns, the first phase of renovation has been delayed and has yet to be completed. See
Item 5 - "Management's Discussion and Analysis or Plan of Operation." Management currently anticipates that phase one of the renovation will be completed by the end of 2001, subject to obtaining required permits and financing, and that the remainder of the renovation will occur in a number of phases over a period of 12 months. Marketing of timeshare units in Lake Tropicana commenced in July 1997, but was suspended in December, 1997.

-Acquisition of Additional Timeshare Resort Properties. Management believes that providing prospective purchasers with a variety of timeshare resort opportunities is critical to the cost-effective maximization of sales opportunities.

-Use of Infomercials and Other Video Promotions to Expand Marketing Opportunities. Management recognizes that a significant factor in sales of timeshare units is the ability to reach a large number of prospective purchasers in the most economical manner. MPTV currently intends to merchandise specific vacation timeshare opportunities to designated television markets through celebrity-hosted infomercials. These half-hour infomercials will feature the Company's timeshare resort properties as well as vacation packages offered by third parties, and will permit interested viewers to call a 24-hour, toll-free number for further information. Management believes that by targeting specific markets, featuring only one venue per show and using contemporary direct response marketing methods, its infomercials will be more economical and efficient than the traditional and time-consuming marketing methods utilized by the majority of developers in the resort timeshare industry.

History

    	CRE was organized by James Vellema, in October 1992 to provide a vehicle through which to acquire the property known as Lake Tropicana from Glen Ivy Resorts, Inc., a national timeshare development company that was then in a Chapter 7 bankruptcy proceeding. The Company acquired the Lake Tropicana project in 1993 through a joint venture with an unaffiliated third party in which CRE held the majority joint venture interest. In June 1993 the acquisition was complete, and Lake Tropicana was acquired subject to its then existing financing.

     Following the acquisition in 1993 of Lake Tropicana, Mr. Vellema sought to acquire a publicly registered corporation to provide greater access to capital to facilitate the conversion of Lake Tropicana to timeshare and through which to conduct a national timeshare development business. He located MPTV during the fall of 1993.

     MPTV, Inc. had been incorporated in the state of Nevada in October 1986 by persons who were unrelated to Mr. Vellema, under the name "United Shoppers of America," a network designed to offer a balanced program of family-oriented entertainment plus a variety of products that could be ordered through a toll-free telephone number. The home shopping network was subsequently discontinued by its then managers, but it retained certain assets related to the development and production of television infomercials. The parties conducted negotiations during the fall of 1993.

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

     In November 1997, the first trust deed holder of the Lake Tropicana property forced the property into receivership as a result of late payments by the Company. This was reflected in the 1998 financial statements as a write-off of the property, as the Company ceased rental operations and development of timeshare units for sale in early 1998. The property, its improvements, and all related debt were written off in 1998.

    	In June 1999, MPTV and All Star Resorts, Inc., a Nevada corporation, formed Lake Trop LLC, a limited liability company, for the purpose of acquiring and renovating the Lake Tropicana property. At the time of formation, MPTV owned 49% of Lake Trop, LLC. During the year ended December 31, 2000, MPTV, in accordance with the investment agreement of Lake Trop, LLC, provided additional consideration of $5,430,000, primarily through issuance of stock, and obtained the remaining 51% of Lake Trop, LLC, subject to certain future obligations, including issuance of stock and cash payments. See Item 2 - "Description of Property," and Item 5 - "Management Discussion and Analysis of Financial Condition and Results of Operations."

Timeshare Operations

Lake Tropicana Resort/Nevada

    	The Lake Tropicana timeshare resort is located in Las Vegas, Nevada. It currently consists of 176 apartment units located in 22 separate buildings, and upon completion of renovation will feature swimming pools, a tennis court, a spa and recreational center, waterfalls and lush landscaping throughout the project. The 176 units are comprised of 96 two-bedroom units averaging 880 square feet, 56 one-bedroom units averaging 660 square feet and 25 studio units, with dividers, averaging 420 square feet. Lake Trop LLC currently maintains insurance on Lake Tropicana that management considers adequate for comparable properties in similar stages of development.

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

Timeshare Resort Management

     Through Continental Resort Services, Inc., a wholly-owned subsidiary ("CRS"), the Company intends to provide management and travel services at its timeshare resorts. Such services will include housekeeping, maintenance, reservations and accounting services, as well as various activities for timeshare resort owners. For these services, the Company will receive a management fee equal to approximately ten percent of the gross annual assessment at each resort.

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

    	The Company currently intends to market timeshare interests in the Lake Tropicana project through similar on-site presentations ("tours"). Each tour will last approximately 90 minutes, and will combine viewing of the project with a structured sales presentation. Management anticipates that prospective buyers of the interval units will come from the large number of visitors on packaged tours of Las Vegas. Prospective buyers will also be solicited through booth locations in the Strip area of Las Vegas. The Company will either enter into an arrangement with a timeshare sales contractor or employ sales staff to provide sales services in Las Vegas with respect to the timeshare interests. The Company also intends to enter into other arrangements with brokers, or will employ sales staff, in California and Illinois to provide sales services for the Lake Tropicana units, subject to receipt of appropriate permits from the respective state agencies. To date, however, no specific brokers have been selected. Management currently anticipates that it will utilize similar marketing and sales methods at its other timeshare resorts; however, no arrangements have yet been made.

    	The Company also intends to offer services to those timeshare owners who wish to resell their interests. In the resort timeshare industry, resales typically occur on an owner-to-owner basis and involve self-financing, and as a result the market for timeshare interests is relatively illiquid. The Company intends to broker financing for resales of timeshare interests at its resort properties, and believes that the availability of such financing and the increased potential for resale will allow each resort to maintain an active ownership base that will continue to pay annual assessments.

Infomercial and Video Marketing

    	The Company's infomercial and video marketing capabilities are designed to provide a synergy to its timeshare resort operations. Management believes that these video capabilities will enable the Company to reach a larger number of prospective timeshare purchasers on a more economical basis.

-Infomercial Production and Marketing. The Company intends to merchandise specific vacation timeshare opportunities to designated television markets through celebrity-hosted infomercials. These half-hour infomercials will feature on-site locations at the Company's timeshare resort properties as well as vacation packages offered by third parties.

    	Management anticipates that these infomercials will feature travel packages, which will be acquired by barter and discounted purchases. The packages will include room nights at the subject resorts, tickets from advertised airlines and automobile rentals. In addition, items such as show tickets, gaming privileges and other activities will constitute "value added" items in each package. Interested viewers will be encouraged to call a 24-hour, toll-free number for further information during and after each program, and will then be presented with the marketing programs and promotions utilized by the Company in its traditional marketing campaigns.

    	At the present time, MPTV has not entered into any arrangements for the production of infomercials, and there can be no assurance that any info-mercials will be produced.

-Timeshare Resort Videos. In addition to infomercials, the Company also intends to produce, through an unaffiliated third party, videos for marketing presentations at its timeshare resorts and at off-site sales offices. New owners of timeshare interests will also receive a video featuring the resort in which they have purchased an interest. To date, no such videos have been produced.

Competition

    	MPTV will compete with other timeshare and interval unit projects in Las Vegas, as well as with hotel and resort accommodations. Many of such competitors are more established and have greater name recognition and financial, marketing and other resources than the Company. The Company intends to compete on the basis of the quality of its timeshare resorts and its infomercial marketing strategy, in addition to reputation, price, location, design, service and amenities.

Governmental Regulation

    	MPTV is subject to regulation with respect to both the proposed renovation of the Lake Tropicana project and the sale of interval ownership units in Lake Tropicana. The Company has applied for all permits required for the renovation of the Lake Tropicana project.

    	Permits are also required in most states prior to commencing sales of timeshare units. The Company currently intends to market timeshare units for Lake Tropicana in Nevada and California. The requirements of the State of Nevada have been met, pending the posting of bonds for the property owners association assessments and planned renovation. The requirements of the State of California have been substantially met, pending the posting of bonds and issuance of the Nevada permit.

    	The Lake Tropicana project is also subject to certain federal and state environmental laws and regulations, including those affecting the required removal and mitigation of asbestos in the buildings. All construction plans and estimates provide for full compliance with these regulations.

Employees

    	At December 31, 2000, the Company had 4 full-time employees. All of these employees are engaged in administrative support of the Company's activities with respect to the Lake Tropicana project. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

Risk Factors

    	The forward looking statements contained in this Annual Report on Form 10-KSB, including those contained in Item 6 - "Management's Discussion and Analysis or Plan of Operation", are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed:

MPTV HAS SUFFERED LOSSES SINCE INCEPTION AND IS IN IMMEDIATE NEED OF FUNDING TO SERVICE DEBT AND SUSTAIN ITS OPERATIONS.

    	MPTV's recurring losses from operations shows a need for additional funding that raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $49,201,230 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of its timeshare resort. The Company is currently attempting to raise funds through a private placement of debt securities, but there can be no assurances that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding (which shall, however, be subordinated to the first lien of the Notes in the property which collateralizes the Notes), the Company's ability to obtain additional financing will be adversely affected. If and to the extent the Company incurs indebtedness, debt service requirements will have a negative effect on earnings.

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

MPTV MAY HAVE ISSUED SECURITIES IN VIOLATION OF FEDERAL AND STATE
SECURITIES LAWS.

    	Shares of the Company's freely tradeable Common Stock may have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, and could have a material adverse impact on the Company's financial position and liquidity. The Company intends to prepare and file a registration statement with the Securities and Exchange Commission to register these shares. There can be no assurance, however, that such filing will provide an adequate remedy. Until resolved, the impact of such issuances on the Company's ability to raise additional capital through the future issuance of Common Stock is unknown.

MPTV HAS ISSUED COMMON STOCK IN EXCESS OF THAT AUTHORIZED IN ITS ARTICLES OF INCORPORATION.

    	In the year ended December 31, 2000, the Company issued a significant number of shares of its Common Stock for cash and services rendered.
Management became aware during 2000 that these issuances of Common Stock caused the total number of issued and outstanding shares to exceed the 950,000,000 shares then authorized in the Company's Articles of Incorporation. The Company's Board of Directors immediately approved an increase in the number of shares authorized to 1,900,000,000, and received consents approving such increase from holders of in excess of a majority of the then-outstanding shares of Common Stock. The Company subsequently filed an amendment to its Articles of Incorporation effecting such increase. The Company has filed definitive proxy material with the Securities and Exchange Commission, and has solicited and received the consent of its stockholders for such increase and the ratification of the excess issued. However, the recipients of such excess shares may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. There can be no assurance that the ratification of such increase and the excess issuances will provide an adequate remedy for the holders of such excess shares.

MPTV'S STOCK IS SUBJECT TO "PENNY STOCK" RULES WHICH COULD MAKE TRADING MORE DIFFICULT AND VOLATILE.

    	The trading price of MPTV's Common Stock was less than $5.00 per share. Therefore, trading in the Common Stock would also be subject to the requirements of Rule 15c2-6 and/or Rule 15g-9 promulgated under the Exchange Act. Under such Rules, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exemptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the ability of the Company and its shareholders to market sell their securities in the secondary market.

MPTV HAS SEVERAL COMPETITORS IN THE TIMESHARE RESORT MARKET, MOST OF WHOM HAVE GREATER FINANCIAL AND OTHER RESOURCES.

    	The Company's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of the Company's competitors have much greater financial and other resources than the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

    	The Company's principal executive offices are located in Irvine, California. The 1,500 sqare-foot facility is subject to a month-to-month lease, with rent of approximately $3,275 per month. The Company believes that this space is adequate for its immediate needs, and that it will be able to obtain additional space as necessary.

    	The Lake Tropicana timeshare resort is located in Las Vegas, Nevada. The resort currently consists of 176 apartment units located in 22 separate buildings In November 1997, the First Trust Deed holder of the Lake
Tropicana property forced the property into receivership as a result of late payments by the Company. This was reflected in the 1998 financial statements as a write-off of the property, as the Company ceased rental operations and development of timeshare units for sale in early 1998. The property, its improvements, and all related debt were written off in 1998, and are reflected as such in the financial statements accompanying this Annual Report on Form 10-KSB.

    	In June 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada corporation) to form Lake Trop, LLC, a Nevada limited liability company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, reduce debt, and renovate and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 220,000,000 shares of its stock with an aggregate value of $2,000,000 as its initial investment in Lake Trop. In 2000, 170,000,000 additional shares and other commitments with an aggregate value of $5,430,000 were issued as an investment in Lake Trop. MPTV currently owns 100% of Lake Trop, LLC, subject to certain future conditions, such as the issuance of additional stock and cash.

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

    	The parties entered into a settlement agreement effective March 1, 1996 (the Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Gannaway is to receive the sum of $600,000 to be paid over the term of four years beginning with initial payments totalling $140,000, which were to be paid in 1996. From August 1, 1996 to August 1, 1999, Gannaway was to receive (i) monthly payments equal to $65.00 per timeshare interval sold in the preceding month and (ii) semi-annual payments in an amount calculated by amortizing the remaining balance of $460,000 over the term at 12% interest per annum. None of these payments have yet been made. The entire balance was due and payable on or before August 1, 1999. The Settlement Agreement also provides that MPTV transfer its video production assets in Florida and interests in a Caribbean timeshare resort, Club Carib, to Gannaway, and the litigation will be conditionally dismissed with prejudice (provided that the court retains jurisdiction to enter final judgment upon default). Mutual general releases shall be exchanged by all parties with respect to all claims and counterclaims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    	None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    	Until July 18, 1996, MPTV's Common Stock was traded under the symbol "MPTV" in the Nasdaq SmallCap Market. Since that date, the Common Stock has been traded on the OTC Bulletin Board.

    	The following table sets forth the range of high and low bid prices for the common stock for each calendar quarter for the last two fiscal years as reported by the National Quotation Bureau, Inc. Prices reported by the National Quotation Bureau represent prices between dealers, do not include retail markups, markdowns or commissions, and do not represent actual transactions.

                           2000                1999
                    ------------------  ------------------
                      High      Low       High      Low
                    --------  --------  --------  --------
First Quarter        $ 0.140   $ 0.008   $ 0.018   $ 0.006
Second Quarter       $ 0.064   $ 0.038   $ 0.045   $ 0.010
Third Quarter        $ 0.040   $ 0.028   $ 0.024   $ 0.020
Fourth Quarter       $ 0.054   $ 0.018   $ 0.020   $ 0.006

    	As of March 15, 2001, there were approximately 175 record holders of MPTV's common stock.

    	The Company currently anticipates that all of its earnings will be retained for use in the operation of its business, and the Company has no present intention to pay any cash dividends on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

    	During the year ended December 31, 2000, the Company issued an aggregate of 15,502,996 shares of Common Stock to certain consultants, in consideration for services rendered, 66,500,000 shares to investors for cash consideration and 117,180,156 shares to satisfy certain debt. Such issuances were deemed to be exempt from registration under the Securities Act, in reliance upon Section 4(6) of the Securities Act as transactions by an issuer with accredited investors. The recipients of securities in each such transaction represented and warranted their status as accredited investors, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    	The following discussion and analysis should be read together with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

General

    	We were incorporated in 1986 in Nevada. We are engaged in the timeshare resort and related entertainment industries. Through our wholly-owned subsidiaries, Consolidated Resort Enterprises, Inc. ("CRE"), and Continental Resort Services, Inc. ("CRS") we plan to develop and market timeshare properties. Our principal asset is an investment in a multi-million dollar resort property, called "Lake Tropicana", located in Las Vegas, Nevada adjacent to the new MGM Grand/Hotel/Casino and Theme Park. MPTV currently obtains funding through issuance of stock and debt.

Results of Operations

Year Ended December 31, 2000 Compared to December 31, 1999

    	At December 31, 2000, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 2001. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

    	The Company's general, administrative and consulting expenses in the year ended December 31, 2000 equaled $1,810,963, a decrease from $2,010,041 for 1999. This decrease was primarily due to a substantial write-off of outdated receivables and expired assets in 1999, in addition to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and operating overhead.

    	MPTV also incurred interest expense of $876,285 in 2000 as compared to $939,770 in 1999. The decrease was primarily due to the retirement of substantial debt in 2000. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. In 1998, as Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. 1999 and 2000 interest related primarily to notes payable.

    	Depreciation and amortization expense was $12,000 in both the years ended December 31, 2000 and 1999.

    	MPTV incurred no research and development expenses for the years ended December 31, 2000 and 1999.

    	During the year ended December 31, 2000, the Company had a positive net cash flow of $192,896. This positive net cash flow was comprised of positive cash flow of $6,488,950 from operating activities, offset by negative cash flows of $5,297,071 from investing activities and $998,983 from financing activities. A substantial portion of the operating and investing activities in 2000 consisted of the issuance of stock as an investment in the Lake Tropicana property.

Liquidity and Capital Resources

    	The Company's consolidated financial statements at December 31, 2000 and for the year then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

    	The planned renovation program for the Lake Tropicana project is
intended to appeal to family-oriented visitors to Las Vegas.   Phase one
entails the transformation of 40 existing units into deluxe two-bedroom suites with fireplaces, marble baths and kitchens, upgraded plumbing, air conditioning, anddeluxe furniture, fixtures, and appliances The exteriors will have new roofs, the railing will be replaced with stucco walls, and new patio doors and windows will be installed. This renovation will require approximately three months to complete. In addition, plans are to construct a decorative block and stucco wall around the property, extensive landscaping in the front, and a new sign at the entrance. A guardhouse is also planned for the entrance to the project. All of the exteriors of the buildings will be repainted, the landscaping will be upgraded throughout the project, and the waterfall and lagoon will be repaired. In addition to the planned renovation of the 40 existing units, 50 units will be painted, refurnished, and refurbished, to be used for mini-vacations for vacation ownership prospects.
At the same time, revised permits will be applied for, in California and Nevada, to sell vacation ownership intervals, and the Company will commence sales upon approval. Phases two and three entail tearing down all of the structures on the property with the exception of the 40 remodeled units, and constructing a high-rise in two phases that will contain 310 units. The design for these units allows for seventy-two one-bedroom units and two hundred-thirty-eight two-bedroom units to maximize flexibility. Each two-bedroom unit (1,350 sq. ft.) includes three bathrooms, a kitchen, and a kitchenette. This unit is designed so that it can be locked off, creating a deluxe one-bedroom with a full kitchen and deluxe bath, and a standard one-bedroom with a kitchenette, one bath, living room, and master bedroom. This plan allows for the sale of all units as two-bedrooms, or all units as two one-bedroom suites. Based on statistics of types of units purchased by vacation ownership buyers, the most likely mix of units will be 238 two-bedroom units and 72 one-bedroom deluxe units.

    	Phase two includes an attractive lobby area, and a 16,000 square foot sales office on the top floor of the high-rise building. The sales office will remain on the property after initial sales are completed. In addition, MPTV plans to construct a new pool with a waterfall, and a tennis court.

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

    	At the present time, MPTV has not completed phase one of the renovations (phase one was delayed due to lack of financing in 1997), and has not commenced any of the other construction projects referenced above. There can be no assurance that MPTV will be able to secure the financing for these projects, or that the projects will be completed successfully.

ITEM 7. FINANCIAL STATEMENTS.






                            MPTV, INC. AND SUBSIDIARIES

                    COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 2000 AND 1999

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

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
To the Board of Directors
MPTV, Inc.

We have audited the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of MPTV's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the years ended December 31, 2000 and December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the company's ability to continue as a going concern. In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $49,201,230 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies, which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by NASDAQ Stock Market, Inc. ("NASDAQ"), and has had it's stock delisted from the NASDAQ SmallCap market exchange. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


By: /S/ Sarna & Company
Westlake Village, California
March 20, 2001

                            MPTV, INC. AND SUBSIDIARIES
                       COMPARATIVE CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2000 AND 1999

                                      ASSETS


                                                     2000            1999
                                                    ------          ------
Cash                                            $   202,568     $     9,672
Property and Equipment                                8,383          20,383
Employee Advances                                     5,404               0
Deposits                                             62,500               0
Investment in Lake Trop, LLC                      9,308,773       2,109,400
                                                -----------     -----------
     Total Assets                               $ 9,587,628     $ 2,139,455
                                                ===========     ===========


                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
  Notes payable                                 $ 5,726,910     $ 7,146,824
  Accrued interest                                2,788,857       2,277,599
  Other accrued liabilities                         982,000         982,000
  Accounts payable and accrued expenses             505,733         620,889
  Due to related parties                                  0         315,671
                                                -----------     -----------
     Total Liabilities                          $10,003,500     $11,342,983
                                                -----------     -----------
Commitments and Contingencies (see notes)

Shareholders' deficit:
  Common stock,
   2000 and 1999 respectively,
   $.01 par value,
   1,900,000,000 and 950,000,000 shares
    authorized,
   1,361,984,710 and 932,801,558 shares
    issued                                      $13,619,847     $ 9,328,016
  Additional paid-in capital                     35,165,510      27,982,438
  Accumulated deficit                           (49,201,230)    (46,513,982)
                                                -----------     -----------
     Total Shareholders' Deficit                $  (415,872)    $(9,203,528)
                                                -----------     -----------
     Total Liabilities and shareholders'
      deficit                                   $ 9,587,628     $ 2,139,455
                                                ===========     ===========


                 See Notes to Consolidated Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                   2000              1999
                                                 --------          --------
Revenue                                        $          0      $          0
                                               ------------      ------------

Expenses
  General, administrative, and consulting      $  1,810,963      $  2,010,041
  Interest                                          876,285           939,770
                                               ------------      ------------
    Total Expenses                             $  2,687,248      $  2,949,811
                                               ------------      ------------
Net loss                                       $ (2,687,248)     $ (2,949,811)
                                               ============      ============

Net loss per share                             $      (0.01)     $      (0.01)
                                               ============      ============

Weighted average number of shares
  outstanding                                  1,216,731,886      694,709,591
                                               =============     =============




                  See Notes to Consolidated Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    2000             1999
                                                  --------         --------
Cash Flows From Operating Activities:
 Net loss                                     $  (2,687,248)   $  (2,949,811)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Issuance of common stock for services           358,000          350,000
    Issuance of common stock for debt             3,048,000          794,670
    Issuance of common stock for investment       5,430,000                0
    Depreciaton and amortization                     12,000           12,000
    Changes in assets and liabilities               328,198        1,626,436
                                              -------------    -------------
Net Cash Used in Operating Activities         $   6,488,950    $    (166,705)
                                              -------------    -------------

Cash Flows from Investing Activities:
  Investment in Lake Trop, LLC                $  (5,297,071)   $    (839,400)
  Equipment purchase                                      0           (4,756)
                                              -------------    -------------
Net Cash Used in Investing Activities         $  (5,297,071)   $    (844,156)
                                              -------------    -------------

Cash Flows From Financing Activities:
  Proceeds from issuance of notes payable     $     464,086    $     274,000
  Proceeds from sale of common stock                566,904        1,280,000
  Proceeds from warrant conversions                 135,000                0
  Principal repayments on notes payable          (2,164,973)        (576,258)
                                              -------------    -------------
Net Cash Provided by Financing Activities     $    (998,983)    $     977,742
                                              -------------    -------------

Net Increase/(Decrease) in Cash               $     192,896    $     (33,119)
Cash, beginning of period                             9,672           42,791
                                              -------------    -------------
Cash, end of period                           $     202,568    $       9,672
                                              =============    =============

Supplementary Information:
 Cash Paid for Interest                       $     451,113    $     182,956
                                              =============    =============

                See Notes to Consolidated Financial Statements

                                   MPTV, INC. AND SUBSIDIARIES
                    COMPARATIVE CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                       Number                       Additional                       Total
                                         of            Common        Paid-In       Accumulated    Stockholders'
                                       Shares          Stock         Capital         Deficit         Equity
                                   -------------    -----------    -----------    -------------   ------------
Balances January 1, 1999             385,210,422    $19,260,521    $14,375,263    $ (43,564,171)  $ (9,928,387)

Payment of operating expenses         37,900,000      1,915,000     (1,565,000)               0        350,000

Notes payable converted              188,289,578      6,914,479     (6,119,809)               0        794,670

Conversion of warrants               101,401,558      3,454,016     (2,924,016)               0        530,000

Investment in Lake Trop, LLC         220,000,000      9,000,000     (7,000,000)               0      2,000,000

Reorganization                                 0    (31,216,000)    31,216,000                0              0

Net Loss for the year ended
 December 31, 1999                             0              0              0       (2,949,811)    (2,949,811)
                                   -------------    -----------    -----------    -------------   ------------
Balances, December 31, 1999          932,801,558    $ 9,328,016    $27,982,438    $ (46,513,982)  $ (9,203,528)

Common stock sold                     52,500,000        525,000         41,904                0        566,904

Issuance of notes receivable          60,000,000        600,000      1,337,000                0      1,937,000

Payment of notes payable             117,180,156      1,171,802      1,876,198                0      3,048,000

Payment of operating expenses 	  15,502,996        155,030        202,970                0        358,000

Conversion of warrants                14,000,000        140,000         (5,000)               0        135,000

Investment in Lake Trop, LLC         170,000,000      1,700,000      3,730,000                0      5,430,000

Net Loss for the year ended
 December 31, 2000                             0              0              0       (2,687,248)    (2,687,248)
                                   -------------    -----------    -----------    -------------   ------------
Balances, December 31, 2000        1,361,984,710    $13,619,848    $35,165,510    $ (49,201,230)  $   (415,872)
                                   =============    ===========    ===========    =============   ============

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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $49,201,230 sinception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

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

During the year ended December 31, 2000, MPTV Inc. and its subsidiaries issued an additional 1,700,000 shares of stock with an aggregate value of $5,430,000 as additional investment in Lake Trop, LLC in order to increase its ownership percentage. No construction work was performed on the Lake Tropicana property during the years 2000 and 1999.


Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000 and 1999:

                                                  2000           1999
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 113,635
 Less accumulated depreciation                  (105,252)       (93,252)
                                               ---------      ---------
  Net Property and equipment                   $   8,383      $  20,383
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders and others at December 31, 2000 and 1999 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. Various notes mature monthly, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of December 31, 2000 and 1999.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at December 31, 2000 and 1999 is as follows:

                                                     2000           1999
                                                    ------         ------
  Due From:

  Advances receivable officer/shareholder,
  or employees, unsecured, accruing no interest,
  due upon demand                                $    5,403      $ 225,000

  Advances related entities, accruing no
  interest, due upon demand                       1,048,000         17,423
                                                 ----------      ---------
   Subtotal                                      $1,053,403      $ 242,423
   Less amounts written off or reclassified
    to stockholders' equity                      (1,048,000)      (242,423)
                                                 ----------      ---------
  Total due from related parties                 $    5,403      $       0
                                                 ==========      =========
  Due to:

  Note payable related entities,
   unsecured, payable upon demand                $        0      $ 315,671
                                                 ==========      =========

Note 7 - STOCKHOLDERS' EQUITY

Common Stock

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

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the year ended December 31, 2000, the Company issued 15,502,996 shares of stock, at a value of $358,000, for services rendered by the Company's consultants. The Company issued 14,000,000 shares, at a value of $135,000, to shareholders exercising warrants during the period.

Stock Options and Warrants

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes is as follows:

                                                 2000            1999
                                               --------        --------
Federal Benefit                             $ 15,768,011    $ 15,364,924

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (15,768,011)    (15,364,924)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $49,000,000.

Note 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases:

The company has sublet administrative office space on a year-to-year basis beginning January 24, 2001, and expiring January 23, 2003. Monthly rent under this lease is $3,264. This lease requires no other payments.

Minimum annual rent obligations under this lease are as follows:

                      Year                Amount
                     ------              --------
                      2001              $  35,904
                      2002              $  40,587
                      2003              $  42,348
                      2004              $   2,618

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation:

In 2000, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at December 31, 2000 and 1999. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at December 31, 2000 and 1999.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at December 31, 2000 and 1999.

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

	None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------
    	The following table provides certain information regarding the Company's directors and executive officers at December 31, 2000:


Name                                           Position
-----------------                ---------------------------------------
Hurley C. Reed                   Chairman, Director, and Chief Executive
                                   and Financial Officer

Richard Greenberg                Director

    	Hurley C. Reed has served as President and Chief Operating Officer of MPTV since November 1994, and as a Director of MPTV since December 1993. From December 1993 through October 1994, he served as Executive Vice President of the Company. On April 10, 2000, he was named Chairman of the Board of Directors and Chief Executive Officer, succeeding Mr. James C. Vellema.
Since August 1993, Mr. Reed has also served as the Executive Vice-President of CRE, where he has been responsible for financial controls and development functions. From 1987 to 1993, Mr. Reed served in various executive management positions at Glen Ivy Financial Group, Inc. Mr. Reed initiated and developed the Glen Ivy Management Company which controlled 22 resorts and 30 associations with an annual budget of $25 million serving 50,000 timeshare owners. Mr. Reed's last position at Glen Ivy was Executive Vice-President and Chief Operating Officer. For the period 1984 to 1986 Mr. Reed was Eastern Regional Director for North American Companies and was responsible for five major resorts in the Eastern United States. From 1966 to 1984, Mr. Reed served as a senior executive with Owens Illinois, where he was involved in the development of a headquarters building and a large scale high-value woodlands portfolio. In 1976 Mr. Reed was promoted to Chief Executive Officer at Owens. Mr. Reed received his BA degree from the University of Illinois.

    	Richard Greenberg was elected to the Board of Directors in November 2000. Formerly a police officer, Mr. Greenberg has been the President and Owner of Trendsetters Advertising Agency in Riverside County, California, for the past fifteen years.

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

Board Committees
----------------
    	MPTV does not currently have any committees of its Board of Directors.

Directors' Compensation
-----------------------
    	Directors of MPTV receive no compensation for acting as such.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

    	We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 1998, 1999 and 2000.

Compliance with Section 16 of the Securities Exchange Act
---------------------------------------------------------

    	Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and holders of 10% or more of the Company's Common Stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all such reports filed with the SEC. The Company does not have any information which indicates that any director, executive officer or 10% shareholder of the Company during the year ended December 31, 2000, did not timely report transactions as required under the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

    	The following table sets forth information concerning compensation for the Company's fiscal year ended December 31, 2000, awarded to, earned by or paid to the individuals serving as Chief Executive Officer of the Company during such year and to certain other executive officers of the Company (collectively, the "Named Executive Officers").

Name and Principal Positions          Year               Salary
----------------------------         ------             --------
James C. Vellema,                     2000             $ 25,000(1)
Chairman of the Board and Chief       1999             $325,000(2)
 Executive and Financial Officer(1)   1998             $325,000(2)


Hurley C. Reed,                       2000             $306,000(4)
President, Chairman of the            1999             $200,000(5)
Board, and Chief Executive            1998             $200,000(6)
 Officer(3)

______________________

(1)Mr. Vellema became Chairman and Chief Executive Officer of MPTV in November 1994. He resigned due to illness in February, 2000.
(2)Excludes approximately $26,000 paid to Mr. Vellema's spouse under a consulting agreement.
(3)Mr. Reed became Chairman of the Board and Chief Executive and Financial Officer in April 2000.
(4)Includes approximately $150,000 of accrued salary pursuant to Mr. Reed's employment agreement. His current employment agreement is under negotiation.
(5)Includes approximately $32,000 of accrued salary pursuant to Mr. Reed's employment agreement.
(6)Includes approximately $150,000 of accrued salary pursuant to Mr. Reed's employment agreement.

Option Grants in Last Fiscal Year
---------------------------------

    	No options were granted to any of the Named Executive Officers in the year ended December 31, 2000.

Option Exercises and Year-End Option Values
-------------------------------------------

    	No options were exercised by any of the Named Executive Officers during the year ended December 31, 2000. None of the Named Executive Officers had any options to purchase MPTV common stock at December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    	The following table sets forth, as of December 31, 2000, the ownership of our common stock by each of our directors, all of our executive officers and directors as a group, and all persons known to us to beneficially own more than 5% of our common stock.

    	Unless otherwise indicated in the footnotes to the table, the following individuals have sole voting and investment control with respect to the shares they beneficially own. The address of each beneficial owner listed below is c/o MPTV, Inc., 92 Corporate Park, Suite C-310, Irvine, California 92606.

    	The number of shares beneficially owned by each stockholder is determined under the rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares that the individual has the right to acquire within 60 days after December 31, 2000. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.
Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person. The total number of outstanding shares of common stock at December 31, 2000 was 1,361,984,710.

Name and Address of                  Number of Shares          Percent of
Beneficial Owner                     Beneficially Owned          Class
----------------------               ------------------        ----------
Hurley C. Reed                                        0                 0

Richard Greenberg                                     0                 0


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    	CRS acts as the managing agent for the timeshare owners association incorporated at the Company's Lake Tropicana timeshare resort. CRS will receive a management fee for such services equal to approximately ten percent of the gross annual assessment at the resort; however, no such fee was paid during the year ended December 31, 2000. Management also anticipates providing similar services to, and receiving similar fees from, other resorts.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

Documents filed as part of this Annual Report on Form 10-KSB:

1. Financial Statements. The audited financial statements of MPTV, Inc. are included in a separate section of this Annual Report on Form 10-KSB.
2. Financial Statement Schedules. The financial statement schedules of MPTV, Inc. have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.
3.     Exhibits.  The following exhibits are filed herewith:

       Exhibit No.         Description
       -----------         -----------
       3.1                 Articles of Incorporation(1)
       3.1(a)              Certificate of Amendment to Articles of
                            Incorporation(2)
       3.2                 Revised Bylaws(1)
       -------------------------------------
       (1) Incorporated by reference to the Registrant's Registration Statement on Form S-18(File No. 33-10983-LA).
       (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

SIGNATURES

    	Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 2nd day of April, 2001.


REGISTRANT:                          MPTV, INC.

                                     By:  /s/ HURLEY C. REED
                                              Hurley C. Reed
                                              Chief Executive and
                                              Financial Officer and Chairman
                                              of the Board of Directors


    	In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                        Title                         Date
------------------         ------------------------           --------------
/s/ HURLEY C. REED
    Hurley C. Reed         Chief Executive and Financial      April 2, 2001
                           Officer and Chairman of the
                           Board of Directors

/s/ RICHARD GREENBERG
    Richard Greenberg      Director                           April 2, 2001