Form 10QSB
period 2001-03-31
MPTV INC
filed 2001-05-16
CIK 808715

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001


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

                           92 Corporate Park
                              Suite #C-310
                        Irvine, California 92606
                  (Address of Principal Executive Offices)

                            (949) 260-1822
           (Registrant's Telephone Number, Including Area Code)


     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of May 10, 2001, 1,493,984,710 shares of Common Stock, $0.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                  MPTV, INC.
                                   CONTENTS
                                                             Page No.
PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements                                 3-17

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 18-24

 Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                           24

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                     25

 Item 2.  Changes in Securities and Use of Proceeds             26

 Item 3.  Defaults Upon Senior Securities                       26

 Item 4.  Submission of Matters to a Vote of Security Holders   26

 Item 5.  Other Information                                     26

 Item 6.  Exhibits and Reports on Form 8-K                      26

SIGNATURES                                                      27


                                   PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS







                          MPTV, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Accountants' Review Report                                   2

    Consolidated Financial Statements:

      Consolidated Balance Sheet                                 3

      Consolidated Statement of Operations                       4

      Consolidated Statement of Stockholders' Deficit            5

      Consolidated Statement of Cash Flows                       6

      Notes to the Consolidated Financial Statements           7-14



To the Board of Directors
MPTV, Inc.

We have audited the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of March 31, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated statements is the representation of the management of MPTV, inc. and its subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of March 31, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the years ended March 31, 2001 and March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the Company's ability to continue as a going concern. In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $50,153,721 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies, which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by NASDAQ Stock Market, Inc. ("NASDAQ"), and has had its stock delisted from the NASDAQ SmallCap market. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sarna & Company
Westlake Village, California
May 10, 2001

                          MPTV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2001 AND 2000
                                  (unaudited)

                      ASSETS
                                                 2001             2000
                                              -----------     -----------
Cash                                          $   142,805     $    28,052
Notes Receivable                                  116,000               0
Property and equipment                              8,383          17,383
Employee Advances                                   5,903               0
Investment in Lake Trop, LLC                    9,519,561       2,450,702
Deposits                                           65,764               0
                                              -----------     -----------
                                              $ 9,858,416     $ 2,496,137
                                              ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable                                 $ 5,712,910     $ 7,196,824
Accounts payable and accrued expenses             493,873         595,305
Accrued interest                                2,925,296       2,456,895
Other accrued liabilities                         982,000         982,000
Due to related parties                                  0         773,973
                                              -----------     -----------
  Total Liabilities                           $10,114,079     $12,004,997
                                              -----------     -----------
Commitments and Contingencies (see notes)

Common stock - 2000 and 1999 respectively,
 $.01 par value,
 1,900,000,000 and 950,000,000 shares
   authorized,
 1,442,984,710 and 949,888,889 shares
   issued                                     $14,429,848     $ 9,498,889
Additional paid-in capital                     35,468,210      27,956,565
Accumulated deficit                           (50,153,721)    (46,964,314)
                                              -----------     -----------
  Total Shareholders' equity                  $  (255,663)    $(9,508,860)
                                              -----------     -----------
Total Liabilities and Shareholders' Deficit   $ 9,858,416     $ 2,496,137
                                              ===========     ===========


    The accompanying notes are an integral part of these Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                                  (unaudited)

                                                  2001            2000
                                                --------        --------
Revenue
  Net Rents                                   $    15,000      $         0
                                              -----------      -----------

Expenses
  Excess of expenses over revenues
     from incidental operations               $         0      $         0
  General, administrative and
     consulting                                   811,741          271,036
  Interest                                        155,750          179,296
                                              -----------      -----------
     Total                                    $   967,491      $   450,332
                                              -----------      -----------
Net loss                                      $  (952,491)     $  (450,332)
                                              ===========      ===========

Net loss per share                            $     (0.01)     $     (0.01)
                                              ===========      ===========

Weighted average number of                   1,413,818,043     948,888,889
 shares outstanding                          =============     ===========






    The accompanying notes are an integral part of these financial statements

                                MPTV, INC. AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                                       (unaudited)

                         Number                   Additional                       Total
                           of           Common     Paid-In       Accumulated   Stockholders'
                         Shares         Stock      Capital         Deficit        Deficit
                      -------------   ----------  -----------   -------------  -------------
Balances,
 January 1, 2000        932,801,558  $ 9,328,016   $27,982,438  $(46,513,982)   $(9,203,528)

Net loss for
 the period ended
 March 31, 2000                   0            0             0      (450,332)      (450,332)

Common Stock issued
 for services             3,087,331       30,873       (20,873)            0         10,000

Conversion of
 Warrants                14,000,000      140,000        (5,000)            0        135,000
                      -------------  -----------   -----------  -------------   ------------
Balances,
 March 31, 2000         949,888,889  $ 9,498,889   $27,956,565  $(46,964,314)   $(9,508,860)
                      =============  ===========   ===========  =============   ============

Balances,
 January 1, 2001      1,361,984,710  $13,619,848   $35,165,510  $(49,201,230)   $  (415,872)

Net loss for
 the period ended
 March 31, 2001                   0            0             0      (952,491)      (952,491)

Payment of
 Notes Payable            1,000,000       10,000             0             0         10,000

Payment of
 Operating Expenses      15,000,000      150,000       166,700             0        316,700

Investment in
 Lake Trop               65,000,000      650,000       136,000             0        786,000
                      -------------  -----------   -----------  -------------   ------------
Balances,
 March 31, 2001       1,442,984,710  $14,492,848   $35,468,210  $(50,153,721)   $  (255,663)
                      =============  ===========   ===========  =============   ============

       The accompanying notes are an integral part of these financial statements

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                               (unaudited)

                                                 2001              2000
                                              ----------        ----------
Cash Flows From Operating Activities:
Net loss                                    $   (952,491)     $   (450,332)
Adjustments to reconcile net loss to net
    cash provided/used by operating
    activities:
  Issuance of common stock for services          316,000            10,000
  Issuance of common stock for debt               10,000                 0
  Issuance of common stock for investment        786,000                 0
  Depreciation and amortization                        0             3,000
  Changes in assets and liabilities              120,816           612,014
                                            ------------      ------------
Net Cash Provided/(Used)
  in Operating Activities                   $    281,025      $   (174,682)
                                            ------------      ------------

Cash Flows From Investing Activities:
Investment in Lake Trop, LLC                $   (210,788)     $   (341,302)
Deposits                                        (116,000)                0
                                            ------------      ------------
Net Cash Used in Investing Activities       $   (326,788)     $   (341,302)
                                            ------------      ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable     $          0      $     60,000
Proceeds from sale of common stock                     0           135,000
Principal repayments on notes payable            (14,000)          (10,000)
                                            ------------      ------------
Net Cash Provided by Financing Activities   $    (14,000)     $    185,000
                                            ------------      ------------

Net Increase (Decrease) in Cash             $    (59,763)     $    (18,380)
Cash, beginning of period                        202,568             9,146
                                            ------------      ------------
Cash, end of period                         $    142,805      $     28,052
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

   The accompanying notes are an integral part of these financial statements

                          MPTV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MPTV, Inc., Continentsl Resort Services, Inc. and Consolidated Resort Enterprises, Inc. (collectively referred to as "MPTV" or as "The Company"). All material intercompany balances have been eliminated. Certain limited reclassification and format changes have been made to the prior year's amounts to conform to the current year presentation.

The consolidated financial statements are presented in accordance with generally accepted accounting principles which require management to make estimates regarding asset valuations and their realization, the outcome of litigation and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgement and available information. As such, actual results could differ materially from those estimates.

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $50,153,721 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements of MPTV do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                       MPTV, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                              (unaudited)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Pro Forma Compensation Expense:

MPTV accounts for costs of stock-based compensation in accordance with APB
No. 25, "Accounting for Stock Issued to Employees," rather than the fair value based method in SFAS No. 123, "Accounting for Stock Based Compensation."

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

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)


Note 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

In November, 1997, the First Trust Deed Holder of the Lake Tropicana property, the company's primary asset, forced the property into receivership as a result of late payments by MPTV. This foreclosure is reflected in the financial statements as of a write-off of the property. The Company ceased rental operations and development of timeshare units for sale. The property, its improvements, and all related debt were written off in 1998 and are reflected as such in these financial statements.

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

During the year ended December 31, 2000, MPTV, Inc. and its subsidiaries issued an additional 1,700,000 shares of stock with an aggregate value of $5,430,000 as additional investment in Lake Trop LLC in order to increase its ownership percentage. No construction work was performed on the Lake Tropicana property during the years 2000 and 1999 or in the period ended March 31, 2001. During the period ended March 31, 2001, the Company began collecting rental income from the Lake Tropicana property.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31:

                                                  2001           2000
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 113,635
 Less accumulated depreciation                  (105,252)       (96,252)
                                               ---------      ---------
  Net Property and equipment                   $   8,383      $  17,383
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at March 31, 2001 and 2000 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 2000 and 2001, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of March 31, 2001 and 2000.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at March 31 is as follows:

                                                      2001           2000
                                                     ------         ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $     5,903      $       0

  Advances related entities, accruing no
  interest, due upon demand                         1,048,000              0
                                                   ----------      ---------
   Subtotal                                       $ 1,053,903      $       0
   Less amounts written off or reclassified
    to stockholders' equity                        (1,048,000)             0
                                                   ----------      ---------
  Total due from related parties                  $     5,903      $       0
                                                   ==========      =========
  Due to:

  Note payable related entities,
   unsecured, payable upon demand                 $         0      $ 773,973
                                                   ==========      =========

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT

Common Stock

From time to time, the Board of Directors has authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the three months ended March 31, 2001, the Company issued 15,000,000 shares of stock, at a value of $316,700, for services rendered by the Company's consultants. During the period ended March 31, 2000 the Company issued 3,087,331 shares of stock, at a value of $10,000, for services rendered by the Company's consultants. Additionally, the Company issued 14,000,000 shares, at a valueof $135,000, to shareholders exercising warrants during that period.

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

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT - CONTINUED

Stock Options and Warrants

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes as of March 31, 2001 and 2000 is as follows:

                                                 2001            2000
                                               --------        --------
Federal Benefit                             $ 15,910,885    $ 15,432,474

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (15,910,885)    (15,432,474)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $50,000,000.

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company leased new administrative office space beginning January 24, 2001 and expiring January 23, 2003. Monthly rent under this lease is $3,264. This lease requires no other payments.

Minimum annual rent obligations under this lease are as follows:

                        Year          Amount
                        ----         --------
                        2001         $35,904
                        2002          40,587
                        2003          42,348
                        2004           2,618

Litigation:

In 2001, and in prior years, the Company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at March 31, 2001 and 2000. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at March 31, 2001 and 2000.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at March 31, 2001 and 2000.

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

General

We are engaged in the timeshare resort and related vacation entertainment industries. Through our wholly-owned subsidiaries, Consolidated Resort Enterprises, Inc. ("CRE") and Continental Resort Services, Inc. ("CRS"), we plan to develop, market, and manage timeshare resort properties. Our principal asset is an investment in a multi-million dollar resort property called "Lake Tropicana," located in Las Vegas, Nevada, adjacent to the MGM Grand Hotel/Casino and Theme Park. We plan to market our network of timeshare resorts in part through custom infomercials.

The planned renovation program for the Lake Tropicana project is intended to appeal to family-oriented viditors to Las Vegas. Phase one entails the transformation of 40 existing units into deluxe two-bedroom suites with marble baths and kitchens, upgraded plumbing, air conditioning, and deluxe furniture, fixtures and appliances. The exteriors will have new roofs, the railing will be replaced with stucco walls, and new patio doors and windows will be installed. This renovation will require approximately three months to complete. In addition, we intend to construct a decorative block and stucco wall around the property, plant extensive landscaping in the front, and install a new sign at the entrance. A guardhouse is also planned for the entrance to the project. All of the exteriors of the buildings will be repainted, the landscaping will be upgraded throughout the project, and the waterfall and lagoon will be repaired.

In addition to the planned renovation of the forty existing units, fifty units will be painted, refurnished, and refurbished, to be used for mini-vacations for vacation ownership prospects.

At the same time, revised permits will be applied for, in California and Nevada, to sell vacation ownership intervals, and we will commence sales upon approval. Phases two and three entail tearing down the structures on the property with the exception of the 40 remodeled units, and constructing a high-rise (in two phases) that will contain 310 units. We anticipate seventy-two one-bedroom units and two hundred-thirty-eight two-bedroom units to maximize flexibility. Each two-bedroom unit (1,350 sq. ft.) includes three bathrooms, a kitchen, and a kitchenette. The two-bedroom unit is designed so that it can be partitioned, creating a deluxe one-bedroom with a full kitchen and deluxe bath, and a standard one-bedroom with a kitchenette, one bath, livingroom, and master bedroom. This plan allows for the sale of all units as two-bedrooms, or all units as two one-bedroom suites. Based on statistics of types of units purchased by vacation ownership buyers, the most likely mix of units will be 238 two-bedroom units and 72 one-bedroom deluxe units.

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


At the present time, we have not completed phase one of the renovations (phase one was delayed due to lack of financing in 1997), and have not commenced any of the other construction projects referenced above. There can be no assurance that we will be able to secure the financing for these projects, or that the projects will be completed successfully.

Results of Operations

    Three Months Ended March 31, 2001 Compared With Three Months Ended March 31, 2000

At March 31, 2001, we were in the development stage, with no significant operating revenues to date. For the three months ended March 31, 2001 and the three months ended March 31, 2000, we had no sales of timeshare resort interests. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. No revenues or expenses were recorded for Lake Tropicana rental activities in 2000. In the first quarter of 2001, revenues in the amount of $15,000 were earned from Lake Tropicana rental activities.

We incurred interest expense of $155,750 in the first quarter of 2001 as compared to $179,296 in the first quarter of 2000. The decrease is primarily due to the reduction of long-term debt and the reduction of late and extension fees. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership in 1997, interest payments related to the mortgages on the property ceased. The 2001 and 2000 interest expense consisted primarily of interest related to notes payable.

Our general, administrative and consulting expenses in the three months ended March 31, 2001 equalled $811,741 an increase from $271,036 for the comparable period in 2000. The majority of the general and administrative expenses in the first quarter of 2001 were comprised of consulting, legal and accounting fees, consultants' fees related to the acquisition of an additional interest in Lake Trop LLC, and payroll expenses. The increase in these expenses in 2001 over 2000 arise from new investor relations, consulting, and marketing expenditures. These amounts for the three months ended March 31, 2001 and 2000 represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of MPTV's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

We incurred no depreciation and amortization expense for the three months ended March 31, 2001, as compared to depreciation and amortization expense of $3,000 for the three months ended March 31, 2000. All capitalized and depreciable office furniture and equipment has been fully depreciated.

We incurred no research and development expenses for the three months ended March 31, 2001 and March 31, 2000.

During the three months ended March 31, 2001, we had a negative net cash flow of $59,763. This net negative cash flow was comprised of negative cash flows of $326,788 from investing activities and negative cash flows of $14,000 from financing activities, offset by positive cash flows of $281,025 from operating activities. A substantial portion of financing activities consisted of the payment of debt. A substantial portion of the investing activities consist of the investment in the Lake Tropicana project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Tropicana project and for debt and services.

As a result of the foregoing factors, our net loss increased to $952,491 for the three months ended March 31, 2001, from a net loss of $450,332 for the three months ended March 31, 2000. Our net loss per share for the two periods remained consistent at $0.01 per share.

Liquidity and Capital Resources

Our consolidated financial statements at March 31, 2001 and for the period then ended have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of MPTV as a going concern is dependent upon our raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding our ability to achieve these goals, no assurance can be given that we will be able to continue in existence. Based on our interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), we believe that there will be sufficient capital available to complete existing contracts and projects. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should we be unable to continue as a going concern.


To date, we have funded our operations primarily through private placements of equity securities and secondarily through our interest in Lake Tropicana. At March 31, 2001, we had a working capital deficit of $4,136,461, including cash of $142,805, compared to a working capital deficit of $4,005,698, including $28,502 in cash, at March 31, 2000.

Risk Factors

The forward-looking statements contained in this Quarterly Report on Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements. Included among the important risks, uncertainties and other factors are those discussed below:

WE HAVE SUFFERED LOSSES SINCE INCEPTION AND ARE IN IMMEDIATE NEED OF FUNDING TO SERVICE DEBT AND SUSTAIN OUR OPERATIONS.

Our recurring losses from operations show a need for additional funding that raises substantial concerns about our ability to continue as a going concern. We have incurred cumulative net losses of $50,153,721 since inception, and are also in default on certain of our secured and unsecured notes payable. In the event that we cannot refinance or renegotiate these notes, we may be subject to collection actions and foreclosure proceedings. We require capital to conduct our timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. Our ability to continue as a going concern is dependent upon our ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While we are currently attempting to raise funds through a private placement of debt securities, there can be no assurance that a private placement will be successfully consummated or, if so, that it will meet all our future capital requirements. If additional funds are required, we may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, our ability to obtain additional financing will be adversely affected. If and to the extent that we incur additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if we are unable to service our indebtedness and to renew or refinance such obligations on a continuing basis, our ability to operate profitably will be materially threatened. No assurance can be given that we will be able to obtain financing on acceptable terms, if at all.

The availability of equity and debt financing is also affected by, among other things, domestic and world economic conditions and the competition for funds as well as our perceived ability to service such obligations should such financing be consummated. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our prospects and comparisons with alternative investment opportunities. There can be no assurance that we will be able to obtain financing on acceptable terms, if at all.

WE MAY HAVE ISSUED SECURITIES IN VIOLATION OF FEDERAL AND STATE SECURITIES LAWS.

Shares of our freely tradeable Common Stock may hve been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies which may be pursued by governmental agencies, the recipients of these shares of Common Stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined, which could have a material adverse impact upon our financial position and liquidity. We intend to prepare and file a registration statement with the Securities and Exchange Commission to register these shares. There can be no assurance, however, that such filing will provide an adequate remedy. Until resolved, the impact of such issuances on our ability to raise additional capital through the future issuance of Common Stock is unknown.

WE HAVE ISSUED COMMON STOCK IN EXCESS OF THAT AUTHORIZED IN OUR ARTICLES OF INCORPORATION.

In the year ended December 31, 2000, we issued a significant number of shares of our Common Stock for cash and services rendered. We became aware during 2000 that these issuances of Common Stock caused the total number of issued and outstanding shares to exceed the 950,000,000 shares then authorized in our Articles of Incorporation. Our Board of Directors immediately approved an increase in the number of shares authorized to 1,900,000, and received consents approving such increase from holders of in excess of a majority of the then-outstanding shares of Common Stock. We subsequently filed an amendment to our Articles of Incorporation effecting such increase.

OUR COMMON STOCK IS SUBJECT TO \'93PENNY STOCK\'94 RULES WHICH COULD MAKE TRADING MORE DIFFICULT AND VOLATILE.

The trading price of our Common Stock is less than $5.00 per share. Therefore, trading in our Common Stock is subject to the requirements of Rule 15c2-6 and/or Rule 15g-9 promulgated under the Exchange Act. Under such Rules, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exemptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers of our Common Stock to sell their securities in the open market.

WE HAVE SEVERAL COMPETITORS IN THE TIMESHARE RESORT MARKET, MOST OF WHOM HAVE GREATER FINANCIAL AND OTHER RESOURCES.

Our timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. Many of our competitors have greater financial resources than us.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2001, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at March 31, 2001 and 2000. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at March 31, 2001 and 2000.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at March 31, 2001 and 2000.

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

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Not Applicable

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California on the 15th day of May, 2001.


REGISTRANT:                         MPTV, Inc.

                                    By:/s/ HURLEY C. REED
                                           Hurley C. Reed
                                           Chief Executive and Financial
                                            Officer and Chairman of the
                                            Board of Directors


In accordance with the Exchange Act, this Quarterly Report on Form 10-QSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                      Title                     Date
-----------------------   -----------------------------     ------------
/s/HURLEY C. REED
   Hurley C. Reed         Chief Executive and Financial     May 15, 2001
                          Officer and Chairman of the
                          Board of Directors