Form 10QSB
period 2001-09-30
MPTV INC
filed 2001-11-14
CIK 808715

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001


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

Yes [X]  No [ ]

As of September 30, 2001, 1,722,012,064 shares of Common Stock, $0.01 par value per share, were outstanding.

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


                                   PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS







                          MPTV, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000


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



                        ACCOUNTANTS REVIEW REPORT

To the Board of Directors
MPTV, Inc.

We have reviewed the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of September 30, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows for each of the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.
All information included in these consolidated statements is the representation of the management of MPTV, inc. and its subsidiaries.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the nine months then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the Company's ability to continue as a going concern. In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $51,526,359 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies, which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by NASDAQ Stock Market, Inc. ("NASDAQ"), and has had its stock delisted from the NASDAQ SmallCap market. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sarna & Company
Westlake Village, California
November 13, 2001

                          MPTV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000
                                  (unaudited)

                      ASSETS
                                                 2001             2000
                                              -----------     -----------
Cash                                          $   225,367     $    89,273
Notes Receivable                                  552,200         285,000
Property and equipment                              8,383          11,383
Employee Advances                                  14,003               0
Investment in Lake Trop, LLC                   10,038,552       5,955,773
Deposits                                           65,764          62,500
Other Receivable                                  282,500               0
                                              -----------     -----------
                                              $11,186,769     $ 6,403,929
                                              ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable                                 $ 5,700,910     $ 5,919,910
Accounts payable and accrued expenses             551,319         461,311
Accrued interest                                3,210,641       2,768,852
Other accrued liabilities                         982,000         982,000
                                              -----------     -----------
  Total Liabilities                           $10,288,955     $10,132,073
                                              -----------     -----------
Commitments and Contingencies (see notes)

Common stock - 2001 and 2000 respectively,
 $.01 par value,
 1,900,000,000 shares authorized,
 1,722,012,064 and 1,249,804,554 shares
   issued                                     $17,220,121     $12,498,046
Additional paid-in capital                     35,048,137      32,380,312
Accumulated deficit                           (51,526,359)    (48,606,502)
                                              -----------     -----------
  Total Shareholders' equity                  $   741,899     $(3,728,144)
                                              -----------     -----------
Total Liabilities and Shareholders' Deficit   $11,186,769     $ 6,403,929
                                              ===========     ===========


    The accompanying notes are an integral part of these Financial Statements

                       MPTV, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                             (unaudited)

                                             NINE MONTHS ENDED               THREE MONTHS ENDED
                                               SEPTEMBER 30                     SEPTEMBER 30
                                            2001            2000            2001            2000
                                        -----------     -----------     -----------     -----------
Revenue
  Net Rents                             $    15,000     $         0     $         0     $         0
                                        -----------     -----------     -----------     -----------

Expenses
  Excess of expenses over revenues
     from incidental operations         $         0     $         0     $         0     $         0
  General, administrative and
     consulting                           1,784,972       1,361,240         370,693         514,554
  Interest                                  555,157         731,280         142,598         274,025
                                        -----------     -----------     -----------     -----------
     Total                              $ 2,340,129     $ 2,092,520     $   513,291     $   788,579
                                        -----------     -----------     -----------     -----------
Net loss                                $(2,325,129)    $(2,092,520)    $  (513,291)    $  (788,579)
                                        ===========     ===========     ===========     ===========

Net loss per share                      $     (0.01)    $     (0.01)    $     (0.01)    $     (0.01)
                                        ===========     ===========     ===========     ===========

Weighted average number of             1,530,162,013   1,108,597,592   1,679,167,618   1,246,471,221
 shares outstanding                    =============   =============   =============   =============






       The accompanying notes are an integral part of these financial statements

                                 MPTV, INC. AND  SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                        (unaudited)

                         Number                   Additional                       Total
		               of           Common     Paid-In       Accumulated   Stockholders'
		             Shares         Stock      Capital         Deficit        Deficit
                      -------------   ----------  -----------   -------------  -------------
Balances,
 January 1, 2000        932,801,558  $ 9,328,016   $27,982,438  $(46,513,982)   $(9,203,528)

Net loss for
 the period ended
 September 30, 2000               0            0             0    (2,092,520)    (2,092,520)

Common Stock sold        52,500,000      525,000        41,904             0        566,904

Common Stock issued
 for services            15,502,996      155,030       202,970             0        358,000

Common Stock issued
 for notes               10,000,000      100,000       185,000             0        285,000

Common Stock issued
 for debt               110,000,000    1,100,000     1,673,000             0      2,773,000

Conversion of
 Warrants                14,000,000      140,000        (5,000)            0        135,000

Investment in
 Lake Trop              115,000,000    1,150,000     2,300,000             0      3,450,000
                      -------------  -----------   -----------  -------------   ------------
Balances,
 September 30, 2000   1,249,804,554  $12,498,046   $32,380,312  $(48,606,502)   $(3,728,144)
                      =============  ===========   ===========  =============   ============

Balances,
 January 1, 2001      1,361,984,710  $13,619,848   $35,165,510  $(49,201,230)   $  (415,872)

Net loss for
 the period ended
 September 30, 2001               0            0             0    (2,325,129)    (2,325,129)

Common Stock sold       230,933,338    2,309,333      (539,033)            0      1,770,300

Common Stock issued
 for notes                1,000,000       10,000             0             0         10,000

Common Stock issued
 for services            63,094,016      630,940       285,660             0        916,600

Investment in
 Lake Trop               65,000,000      650,000       136,000             0        786,000
                      -------------  -----------   -----------  -------------   ------------
Balances,
 September 30, 2001   1,722,012,064  $17,220,121   $35,048,137  $(51,526,359)   $   741,899
                      =============  ===========   ===========  =============   ============

       The accompanying notes are an integral part of these financial statements

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                               (unaudited)

                                                 2001              2000
                                              ----------        ----------
Cash Flows From Operating Activities:
Net loss                                    $ (2,325,129)     $ (2,092,520)
Adjustments to reconcile net loss to net
    income:
  cash provided by operating activities:
  Issuance of common stock for services          916,600           358,000
  Issuance of common stock for debt               10,000         2,773,000
  Issuance of common stock for investment        786,000         3,450,000
  Depreciation and amortization                        0             9,000
  Changes in assets and liabilities             (263,193)          489,977
                                            ------------      ------------
Net Cash Provided/(Used)
  in Operating Activities                   $   (875,722)      $ 4,987,457
                                            ------------      ------------

Cash Flows From Investing Activities:
Investment in Lake Trop, LLC                $   (729,779)     $ (3,846,373)
Deposits                                        (116,000)          (62,500)
                                            ------------      ------------
Net Cash Used in Investing Activities       $   (845,779)     $ (3,908,873)
                                            ------------      ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable     $          0      $    271,086
Proceeds from sale of common stock             1,770,300           701,904
Principal repayments on notes payable            (26,000)       (1,971,973)
                                            ------------      ------------
Net Cash Provided by Financing Activities   $  1,744,300     $    (998,983)
                                            ------------      ------------

Net Increase (Decrease) in Cash             $     22,799      $     79,601
Cash, beginning of period                        202,568             9,672
                                            ------------      ------------
Cash, end of period                         $    225,367      $     89,273
                                            ============      ============

Supplemental Disclosure of Cash Flow
   Information:
Cash paid for:
  Interest                                  $    114,000      $    240,027
  Income Taxes                              $          0      $          0

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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $51,526,359 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2000, MPTV, Inc. and its subsidiaries issued an additional 1,700,000 shares of stock with an aggregate value of $5,430,000 as additional investment in Lake Trop LLC in order to increase its ownership percentage. No construction work was performed on the Lake Tropicana property during the years 2000 and 1999 or in the period ended September 30, 2001. During the period ended September 30, 2001, the Company began collecting rental income from the Lake Tropicana property.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

                                                  2001           2000
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 113,635
 Less accumulated depreciation                  (105,252)      (102,252)
                                               ---------      ---------
  Net Property and equipment                   $   8,383      $  11,383
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at September 30, 2001 and 2000 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 2000 and 2001, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of September 30, 2001 and 2000.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at September 30 is as follows:

                                                      2001           2000
                                                     ------         ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $    14,003      $       0

  Advances related entities, accruing no
  interest, due upon demand                         1,048,000              0
                                                   ----------      ---------
   Subtotal                                       $ 1,062,003      $       0
   Less amounts written off or reclassified
    to stockholders' equity                        (1,048,000)             0
                                                   ----------      ---------
  Total due from related parties                  $    14,003      $       0
                                                   ==========      =========
  Due to:

  Note payable related entities,
   unsecured, payable upon demand                 $         0      $       0
                                                   ==========      =========

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT

Common Stock

From time to time, the Board of Directors has authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the nine months ended September 30, 2001, the Company issued 63,094,016 shares of stock, at a value of $916,600, for services rendered by the Company's consultants. During the period ended September 30, 2000 the Company issued 15,502,996 shares of stock, at a value of $358,000, for services rendered by the Company's consultants. Additionally, the Company issued 14,000,000 shares, at a value of $135,000, to shareholders exercising warrants during the period ended September 30, 2000; no warrants were issued during the period ended September 30, 2001.

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

Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes as of September 30, 2001 and 2000 is as follows:

                                                 2001            2000
                                               --------        --------
Federal Benefit                             $ 16,116,781    $ 16,202,167

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (16,116,781)    (16,202,167)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
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

Minimum annual rent obligations under this lease are as follows:

                        Year          Amount
                        ----         --------
                        2001         $11,968
                        2002          40,587
                        2003          42,348
                        2004           2,618

Litigation:

In 2001, and in prior years, the Company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at September 30, 2001 and 2000. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at September 30, 2001 and 2000.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at September 30, 2001 and 2000.

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

Results of Operations

    Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

At September 30, 2001, we were in the development stage, with no significant operating revenues to date. For the three months ended September 30, 2001 and the three months ended September 30, 2000, we had no sales of timeshare resort interests. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. No revenues or expenses were recorded for Lake Tropicana rental activities in 2000. In the first quarter of 2001, revenues in the amount of $15,000 were earned from Lake Tropicana rental activities. No revenues were received for the second or third quarters

We incurred interest expense of $142,598 in the third quarter of 2001 as compared to $274,025 in the third quarter of 2000. The decrease is primarily due to the payment of loan extension fees in 2000. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership in 1997, interest payments related to the mortgages on the property ceased. The 2001 and 2000 interest expense consisted primarily of interest related to notes payable.

Our general, administrative and consulting expenses in the three months ended September 30, 2001 equalled $370,693, a decrease from $514,554 for the comparable period in 2000. The majority of the general and administrative expenses in the third quarter of 2001 were comprised of consulting, legal and accounting fees, consultants' fees related to the acquisition of an additional interest in Lake Trop LLC, and payroll expenses. The decrease in these expenses in 2001 from 2000 arise from fewer professional, consulting, and marketing expenditures. These amounts for the three months ended September 30, 2001 and 2000 represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of MPTV's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

We incurred no depreciation and amortization expense for the three months ended September 30, 2001, as compared to depreciation and amortization expense of $3,000 for the three months ended September 30, 2000. All capitalized and depreciable office furniture and equipment has been fully depreciated.

We incurred no research and development expenses for the three months ended September 30, 2001 and September 30, 2000.

During the three months ended September 30, 2001, we had a positive net cash flow of $97,484. This net positive cash flow was comprised of negative cash flows of $270,740 from investing activities and negative cash flows of $493,876 from operating activities, offset by positive cash flows of $862,100 from financing activities. A substantial portion of financing activities consisted of the sale of common stock. A substantial portion of the investing activities consist of the investment in the Lake Tropicana project. A substantial portion of the operating activities reflects the loss on operations.

As a result of the foregoing factors, our net loss decreased to $513,291 for the three months ended September 30, 2001, from a net loss of $788,579 for the three months ended September 30, 2000. Our net loss per share for the two periods remained consistent at $0.01 per share.

    Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

For the nine months ended September 30, 2001 and the nine months ended September 30, 2000, MPTV had no sales. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. In the first nine months of 2001, revenues in the amount of $15,000 were earned from Lake Tropicana rental activities.

MPTV incurred interest expense of $555,157 in the first nine months of 2001 as compared to $731,280 in the first nine months of 2000. The decrease is primarily due to the interest recorded on short-term loans and extension fees paid in the prior year. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 2001 and 2000 interest consisted primarily of interest related to notes payable and loan extension fees.

MPTV's general, administrative and consulting expenses in the nine months ended September 30, 2001 equalled $1,784,972, a substantial increase over $1,361,240 for the comparable period in 2000. Substantially all of the general and administrative expenses in the first nine months of 2001 and 2000 were derived from consulting, legal and accounting fees, and payroll. Professional fees and consulting expenses increased in 2001 over 2000 as a result of the efforts to acquire a majority ownership of Lake Trop and obtain refinancing for the project. These amounts represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

We incurred no depreciation and amortization expense for the nine months ended September 30, 2001, as compared to depreciation and amortization expense of $9,000 for theninex months ended September 30, 2000. All capitalized and depreciable office furniture and equipment has been fully depreciated.

MPTV incurred no research and development expenses for the the nine months ended September 30, 2001 and September 30, 2000.

During the nine months ended September 30, 2001, the Company had a positive net cash flow of $22,799. This net positive cash flow was comprised of positive cash flows of $1,744,300 from financing activities offset by a negative cash flow of $875,722 from operating activities and negative cash flows of $845,799 from investing activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the investing activities consist of the investment in the Lake Trop project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Trop and for debt and services.

As a result of the foregoing factors, MPTV's net loss increased to $2,325,129 for the nine months ended September 30, 2001, from a net loss of $2,092,520 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Our consolidated financial statements at September 30, 2001 and for the period then ended have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of MPTV as a going concern is dependent upon our raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding our ability to achieve these goals, no assurance can be given that we will be able to continue in existence. Based on our interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), we believe that there will be sufficient capital available to complete existing contracts and projects. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should we be unable to continue as a going concern.

To date, we have funded our operations primarily through private placements of equity securities and secondarily through our interest in Lake Tropicana. At September 30, 2001, we had a working capital deficit of $3,669,890, including cash of $225,367, compared to a working capital deficit of $3,873,890, including $89,273 in cash, at September 30, 2000.

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

WE HAVE SUFFERED LOSSES SINCE INCEPTION AND ARE IN IMMEDIATE NEED OF FUNDING TO SERVICE DEBT AND SUSTAIN OUR OPERATIONS.

Our recurring losses from operations show a need for additional funding that raises substantial concerns about our ability to continue as a going concern. We have incurred cumulative net losses of $51,526,359 since inception, and are also in default on certain of our secured and unsecured notes payable. In the event that we cannot refinance or renegotiate these notes, we may be subject to collection actions and foreclosure proceedings. We require capital to conduct our timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. Our ability to continue as a going concern is dependent upon our ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While we are currently attempting to raise funds through a private placement of debt securities, there can be no assurance that a private placement will be successfully consummated or, if so, that it will meet all our future capital requirements. If additional funds are required, we may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, our ability to obtain additional financing will be adversely affected. If and to the extent that we incur additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if we are unable to service our indebtedness and to renew or refinance such obligations on a continuing basis, our ability to operate profitably will be materially threatened. No assurance can be given that we will be able to obtain financing on acceptable terms, if at all.

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

WE HAVE ISSUED COMMON STOCK IN EXCESS OF THAT AUTHORIZED IN OUR ARTICLES OF INCORPORATION.

In the year ended December 31, 2000, we issued a significant number of shares of our Common Stock for cash and services rendered. We became aware during 2000 that these issuances of Common Stock caused the total number of issued and outstanding shares to exceed the 950,000,000 shares then authorized in our Articles of Incorporation. Our Board of Directors immediately approved an increase in the number of shares authorized to 1,900,000, and received consents approving the proposed amendment. We received executed consents approving these actions from the holders of a number of shares of our common stock exceeding the number of shares for which holders have forwarded written disapprovals. We subsequently filed an amendment to our Articles of Incorporation effecting such increase.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2001, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at September 30, 2001 and 2000. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at September 30, 2001 and 2000.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at September 30, 2001 and 2000.

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

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Not Applicable

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California on the 14th day of November, 2001.


REGISTRANT:                         MPTV, Inc.

                                    By:/s/ HURLEY C. REED
                                           Hurley C. Reed
                                           Chief Executive and Financial
                                            Officer and Chairman of the
                                            Board of Directors