Form 10KSB
period 2001-12-31
MPTV INC
filed 2002-04-01
CIK 808715

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

          The issuer had no significant revenues for its fiscal year ended December 31, 2001.

          As of March 27, 2002, 450,167,164 shares of Common Stock, $0.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and asked prices for such stock on that date, was approximately $14,405,349.

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

General

	MPTV, Inc. ("MPTV" or the "Company") develops and markets timeshare resort properties. The Company's principal asset is a majority interest in a multi-million dollar resort property, called "Lake Tropicana", located in Las Vegas, Nevada adjacent to the MGM Grand Hotel/Casino and Theme Park.

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

	The Company plans to implement this strategy through the following components:

-Development and Marketing of Lake Tropicana Resort. The Company is currently renovating the Lake Tropicana resort. Development of the resort began in 1994; however, due to liquidity and other financial concerns, the first phase of renovation has been delayed and has yet to be completed. See
Item 5 - "Management's Discussion and Analysis or Plan of Operation." Management currently anticipates that phase one of the renovation will be completed by the end of 2002, subject to obtaining required permits and financing, and that the remainder of the renovation will occur in a number of phases over a period of 12 months. Marketing of timeshare units in Lake Tropicana commenced in July 1997, but was suspended in December 1997.

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

History

	Our predecessor, Consolidated Resort Enterprises, Inc. ("CRE") was organized in October 1992 to provide a vehicle through which to acquire the property known as Lake Tropicana from Glen Ivy Resorts, Inc., a national timeshare development company that was then in a Chapter 7 bankruptcy proceeding. The Company acquired the Lake Tropicana project in 1993 through a joint venture with an unaffiliated third party in which CRE held the majority joint venture interest. In June 1993 the acquisition was complete, and Lake Tropicana was acquired subject to its then existing financing.

     In December 1993, in order to obtain greater access to capital and expand its timeshare development business on a national scale, CRE completed a reverse merger with MPTV, a publicly traded company formed in October 1986. In the reverse merger, the owners of CRE exchanged their shares of CRE for 75% of the outstanding common stock of MPTV and became the principal shareholders of MPTV. As a result, CRE became a wholly-owned subsidiary of MPTV.

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

	In June 1999, MPTV and All Star Resorts, Inc., a Nevada corporation, formed Lake Trop LLC, a limited liability company, for the purpose of acquiring and renovating the Lake Tropicana property. At the time of formation, MPTV owned 49% of Lake Trop, LLC. During the years ended December 31, 2000 and 2001, MPTV, in accordance with the investment agreement of Lake Trop, LLC, provided additional consideration of $10,640,244, primarily through issuance of stock, and obtained the remaining 51% of Lake Trop, LLC, subject to certain future obligations, including issuance of stock and cash payments. See Item 2 - "Description of Property," and Item 5 - "Management Discussion and Analysis of Financial Condition and Results of Operations."

Timeshare Operations

Lake Tropicana Resort/Nevada

	The Lake Tropicana timeshare resort is located in Las Vegas, Nevada. It currently consists of 144 apartment units located in 22 separate buildings, and upon completion of renovation will feature swimming pools, a tennis court, a spa and recreational center, waterfalls and lush landscaping throughout the project. The 144 units are comprised of 88 two-bedroom units averaging 880 square feet, 40 one-bedroom units averaging 660 square feet and 16 studio units, with dividers, averaging 420 square feet. Lake Trop LLC currently maintains insurance on Lake Tropicana that management considers adequate for comparable properties in similar stages of development.

     The units are presently rented as apartments on a monthly or weekly basis, averaging a 90% occupancy of the available units. The Company intends to continue the rental of apartments on an "as is" basis until all units have been renovated and dedicated to the interval ownership concept or replaced by the planned high rise complex.

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

     In April 1994, the Company commenced phase one of the project, which involved renovation of the first 16 timeshare units and the construction of a sales facility. At the present time, MPTV has not completed Phase One of the renovations (phase one was delayed due to lack of financing in 1997), and has not commenced any of the other construction projects referenced above. In 2001, MPTV obtained building permits from Clark County, Nevada for the renovation of the five buildings at our Lake Tropicana timeshare development. MPTV is attempting to obtain a construction loan in the amount of $13,440,000 for the renovation of Phase One of its Lake Tropicana property.

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

Governmental Regulation

	MPTV is subject to regulation with respect to both the proposed renovation of the Lake Tropicana project and the sale of interval ownership units in Lake Tropicana. In 2001, MPTV obtained building permits from Clark County, Nevada, for the renovation of the five buildings at our Lake Tropicana timeshare development.

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

Employees

	At December 31, 2001, the Company had 12 full-time employees. All of these employees are engaged in administrative and maintenance support of the Company's activities with respect to the Lake Tropicana project. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

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

MPTV HAS SUFFERED LOSSES SINCE INCEPTION AND IS IN IMMEDIATE NEED OF FUNDING TO SERVICE DEBT AND SUSTAIN ITS OPERATIONS.

	MPTV's recurring losses from operations shows a need for additional funding that raises substantial concerns about its ability to continue as a going concern. The Company has incurred cumulative net losses of $52,597,656 since its inception, and is also in default on certain of its secured and unsecured notes payable. In the event that the Company cannot refinance or renegotiate these notes, it may be subject to collection actions and foreclosure proceedings on its property currently being held for timeshare development. MPTV requires capital to conduct its timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. The Company's ability to continue as a going concern is dependent upon its ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of its timeshare resort. The Company is currently attempting to raise funds through a private placement of debt securities, but there can be no assurances that such private placement will be successfully consummated or, if so, that it will meet all future capital requirements of the Company. If additional funds are required, the Company may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If and to the extent the Company incurs indebtedness, debt service requirements will have a negative effect on earnings.

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

DEVELOPMENT OF THE RESORT HAS BEEN DELAYED

      MPTV commenced the development of the Lake Tropicana timeshare resort in 1994. However, the first phase of the renovation was suspended due to liquidity and other financial concerns, and has yet to be completed. Management currently anticipates that the first phase will be completed by the end of 2002, subject to obtaining required permits and financing, and that the remainder of the renovation will occur in a number of phases over the succeeding twelve months. Although marketing of the timeshare units in Lake Tropicana commenced in July 1997, it was suspended in December 1997. A failure by MPTV to successfully complete its development, construction, redevelopment, conversion, acquisition and expansion activities may have a material adverse effect on MPTV's results of operations.

MPTV'S STOCK IS SUBJECT TO "PENNY STOCK" RULES WHICH COULD MAKE TRADING MORE DIFFICULT AND VOLATILE.

	The trading price of MPTV's Common Stock is less than $5.00 per share. Therefore, trading in the Common Stock would also be subject to the requirements of Rule 15c2-6 and/or Rule 15g-9 promulgated under the Exchange Act. Under such Rules, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exemptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the ability of the Company and its shareholders to market sell their securities in the secondary market.

MPTV's OPERATIONS ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATIONS.

      MPTV's marketing and sales of timeshare units will be subject to extensive regulations by the federal government and the regulatory authorities of the State of Nevada and other states in which its timeshare units may be marketed and sold. MPTV may be subject to regulation on a federal level under the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which MPTV is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Act of 1964 and 1968. MPTV is or may be subject to laws that regulate its activities such as real estate licensure, exchange program registration, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on MPTV.

      As property developers, MPTV may be subject to liability with respect to construction defects discovered or repairs made by future owners of its property. Pursuant to such laws, future owners may recover from MPTV amounts in connection with the repairs made to the developed property.

      MPTV is or may be subject to various federal, state, local and foreign environmental, health, safety and land use laws, ordinances, regulations and similar requirements (collectively, "Environmental Laws"). Pursuant to these Environmental Laws, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or wastes or releases of petroleum products or wastes at such property, and may be held liable to a governmental entity or to third parties for associated damages and for investigation and substantial clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants.

      It is possible that the timeshare units may be deemed to be securities as defined in Section 2(1) of the Securities Act of 1933, as amended, or the securities laws of one or more states. If the timeshare units were determined to be securities for such purpose, their sale would require registration under the Securities Act and such states securities laws. MPTV does not intend to do so in the future. If the sale of the timeshare units were found to have violated the registration provisions of the Securities Act, or such states securities laws, many purchasers of timeshare units would have the right to rescind their purchases of timeshare units. MPTV's business could be materially adversely affected if a substantial number of owners sought rescission.

MPTV HAS SEVERAL COMPETITORS IN THE TIMESHARE RESORT MARKET, MOST OF WHOM HAVE GREATER FINANCIAL AND OTHER RESOURCES.

	The Company's timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. MPTV faces significant competition from many of the world's established and recognized lodging, hospitality, entertainment and vacation ownership companies, as well as buyers who later resell their vacation interests. Many of the Company's competitors have much greater financial and other resources than the Company.

CHANGES IN THE ECONOMY MAY ADVERSELY AFFECT MPTV's OPERATIONS.

      Any downturn in general economic or industry conditions could decrease the demand for vacation ownership units, impair MPTV's ability to collect its mortgages receivable and increase its costs.

      Any downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on MPTV's business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for MPTV or its customers and may materially adversely affect its business. Further, adverse changes such as an oversupply of timeshare units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs or taxes, and negative publicity for the industry, could have a material adverse effect on MPTV'' operations.

MPTV'S COMMON SHAREHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION

	The sale of a substantial number of shares of MPTV's common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of its common stock. MPTV is authorized to issue up to 1,900,000,000 shares of common stock. To the extent of such authorization, MPTV's Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as its Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of MPTV common stock held by existing stockholders.

ITEM 2. DESCRIPTION OF PROPERTY.

	The Company's principal executive offices are located in Irvine, California. The 1,500 sqare-foot facility is subject to a month-to-month lease, with rent of approximately $3,264 per month. The Company believes that this space is adequate for its immediate needs, and that it will be able to obtain additional space as necessary.

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

	In June 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada corporation) to form Lake Trop, LLC, a Nevada limited liability company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, reduce debt, and renovate and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 220,000,000 shares of its stock with an aggregate value of $2,000,000 as its initial investment in Lake Trop. In 2000 and 2001, 235,000,000 additional shares and other commitments with an aggregate value of $8,640,244 were issued as an investment in Lake Trop. MPTV currently owns 100% of Lake Trop, LLC, subject to certain future conditions, such as the issuance of additional stock and cash.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

	None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	Until July 18, 1996, MPTV's Common Stock was traded under the symbol "MPTV" in the Nasdaq SmallCap Market. Since that date, the Common Stock has been traded on the OTC Bulletin Board. On January 21, 2002, MPTV's Board of Directors authorized a ten-for-one reverse stock split, and the Company's trading symbol was changed to "MPTT."

	The following table sets forth the range of high and low bid prices for the common stock for each calendar quarter for the last two fiscal years as reported by the National Quotation Bureau, Inc. Prices reported by the National Quotation Bureau represent prices between dealers, do not include retail markups, markdowns or commissions, and do not represent actual transactions.

                           2001                2000
                    ------------------  ------------------
                      High      Low       High      Low
                    --------  --------  --------  --------
First Quarter        $ 0.038   $ 0.012   $ 0.140   $ 0.008
Second Quarter       $ 0.020   $ 0.007   $ 0.064   $ 0.038
Third Quarter        $ 0.019   $ 0.005   $ 0.040   $ 0.028
Fourth Quarter       $ 0.006   $ 0.003   $ 0.054   $ 0.018

	As of March 25, 2002, there were approximately 180 record holders of MPTV's common stock.

	The Company currently anticipates that all of its earnings will be retained for use in the operation of its business, and the Company has no present intention to pay any cash dividends on the Common Stock in the foreseeable future. The Company declared a one-for-one stock dividend for holders of record on January 21, 2002.

Recent Sales of Unregistered Securities

	During the year ended December 31, 2001, the Company issued an aggregate of 64,594,016 shares of Common Stock to certain consultants, in consideration for services rendered, 384,727,090 shares to investors for cash consideration and 23,000,000 shares to satisfy certain debt. Such issuances were deemed to be exempt from registration under the Securities Act, in reliance upon Section 4(6) of the Securities Act as transactions by an issuer with accredited investors. The recipients of securities in each such transaction represented and warranted their status as accredited investors, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about the Company.

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

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

	At December 31, 2001, MPTV was in the development stage, with no significant operating revenues to date. Revenues from the sale of timeshare units are expected in late 2002. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and these are netted against related expenses in the accompanying statements of operations for the periods presented therein. Other revenues are unrelated to the business activities currently in development.

	The Company's general, administrative and consulting expenses in the year ended December 31, 2001 equaled $2,715,450, an increase from $1,810,963 for 2000. This increase was primarily due to a substantial increase in outside consulting expenses, in addition to a significant increase in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and operating overhead.

      MPTV also incurred interest expense of $695,976 in 2001 as compared to $876,285 in 2000. The decrease was primarily due to the retirement of substantial debt throughout 2000. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. In 1998, as Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. 2001 and 2000 interest related primarily to notes payable.

	Depreciation and amortization expense was $12,000 in the year ended December 31, 2000 and $0 for the year ended December 31, 2001.

	MPTV incurred no research and development expenses for the years ended December 31, 2001 and 2000.

	During the year ended December 31, 2001, the Company had a negative net cash flow of $84,115. This negative net cash flow was comprised of positive cash flow of $2,274,499 from financing activities, offset by negative cash flows of $1,331,471 from investing activities and $1,027,143 from operating activities. A substantial portion of the operating and investing activities in 2001 consisted of the issuance of stock as an investment in the Lake Tropicana property.

Liquidity and Capital Resources

	The Company's consolidated financial statements at December 31, 2001 and for the year then ended have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the Company raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding the Company's ability to achieve these goals, no assurance can be given that the Company will be able to continue in existence. Based on the Company's interest in Lake Tropicana and the potential to raise additional debt and/or equity financing (see below), management believes that there will be sufficient capital available to complete existing contracts and projects. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

      To date, the Company has funded its operations primarily through sales of equity securities and secondarily through our interest in Lake Tropicana. At December 31, 2001, the Company had a working capital deficit of $3,754,480, including cash of $118,413, compared to a working capital deficit of $3,086,618, including $202,568 in cash, at December 31, 2000.

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

                            DECEMBER 31, 2001 AND 2000

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

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
To the Board of Directors
MPTV, Inc.

We have audited the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of MPTV's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the years ended December 31, 2001 and December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the company's ability to continue as a going concern. In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $52,597,656 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies, which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by NASDAQ Stock Market, Inc. ("NASDAQ"), and has had it's stock delisted from the NASDAQ SmallCap market exchange. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


By: /S/ Sarna & Company
Westlake Village, California
March 25, 2002

                            MPTV, INC. AND SUBSIDIARIES
                       COMPARATIVE CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2001 AND 2000

                                      ASSETS


                                                     2001            2000
                                                    ------          ------
Cash                                            $   118,413     $   202,568
Property and Equipment                                8,383           8,383
Employee Advances                                    14,503           5,404
Deposits                                             65,764          62,500
Investment in Lake Trop, LLC                     10,640,244       9,308,773
                                                -----------     -----------
     Total Assets                               $10,847,307     $ 9,587,628
                                                ===========     ===========


                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
  Notes payable                                 $ 5,630,710     $ 5,726,910
  Accrued interest                                3,351,460       2,788,857
  Other accrued liabilities                         982,000         982,000
  Accounts payable and accrued expenses             535,936         505,733
                                                -----------     -----------
     Total Liabilities                          $10,500,106     $10,003,500
                                                -----------     -----------
Commitments and Contingencies (see notes)

Shareholders' deficit:
  Common stock,
   2001 and 2000 respectively,
   $.01 par value, 1,900,000,000 shares
    authorized,
   1,899,305,816 and 1,361,984,710 shares
    issued                                      $18,993,058     $13,619,848
  Additional paid-in capital                     33,951,799      35,165,510
  Accumulated deficit                           (52,597,656)    (49,201,230)
                                                -----------     -----------
     Total Shareholders' Deficit                $   347,201     $  (415,872)
                                                -----------     -----------
     Total Liabilities and shareholders'
      deficit                                   $10,847,307     $ 9,587,628
                                                ===========     ===========


                 See Notes to Consolidated Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                   2001              2000
                                                 --------          --------
Revenue                                        $    15,000       $          0
                                               ------------      ------------

Expenses
  General, administrative, and consulting      $  2,715,450      $  1,810,963
  Interest                                          695,976           876,285
                                               ------------      ------------
    Total Expenses                             $  3,411,426      $  2,687,248
                                               ------------      ------------
Net loss                                       $ (3,396,426)     $ (2,687,248)
                                               ============      ============

Net loss per share                             $      (0.01)     $      (0.01)
                                               ============      ============

Weighted average number of shares
  outstanding                                  1,605,057,173     1,216,731,886
                                               =============     =============




                  See Notes to Consolidated Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                    2001             2000
                                                  --------         --------
Cash Flows From Operating Activities:
 Net loss                                     $  (3,396,426)   $  (2,687,248)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Issuance of common stock for services           926,600          358,000
    Issuance of common stock for debt                76,200        3,048,000
    Issuance of common stock for investment         786,000        5,430,000
    Depreciaton and amortization                          0           12,000
    Changes in assets and liabilities               580,483          328,198
                                              -------------    -------------
Net Cash Used in Operating Activities         $  (1,027,143)   $   6,488,950
                                              -------------    -------------

Cash Flows from Investing Activities:
  Investment in Lake Trop, LLC                $  (1,331,471)   $  (5,297,071)
                                              -------------    -------------
Net Cash Used in Investing Activities         $  (1,331,471)   $  (5,297,071)
                                              -------------    -------------

Cash Flows From Financing Activities:
  Proceeds from issuance of notes payable     $           0    $     464,086
  Proceeds from sale of common stock              2,370,699          566,904
  Proceeds from warrant conversions                       0          135,000
  Principal repayments on notes payable             (96,200)      (2,164,973)
                                              -------------    -------------
Net Cash Provided by Financing Activities     $   2,274,499     $   (998,983)
                                              -------------    -------------

Net Increase/(Decrease) in Cash               $     (84,115)   $     192,896
Cash, beginning of period                           202,568            9,672
                                              -------------    -------------
Cash, end of period                           $     118,413    $     202,568
                                              =============    =============

Supplementary Information:
 Cash Paid for Interest                       $     114,000    $     451,113
                                              =============    =============

                See Notes to Consolidated Financial Statements

                                    MPTV, INC. AND SUBSIDIARIES
                    COMPARATIVE CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                       Number                       Additional                       Total
                                         of            Common        Paid-In       Accumulated    Stockholders'
                                       Shares          Stock         Capital         Deficit         Equity
                                   -------------    -----------    -----------    -------------   ------------
Balances January 1, 2000             932,801,558    $ 9,328,016    $27,982,438    $ (46,513,982)  $ (9,203,528)

Common stock sold                     52,500,000        525,000         41,904                0        566,904

Issuance of notes receivable          60,000,000        600,000      1,337,000                0      1,937,000

Payment of notes payable             117,180,156      1,171,802      1,876,198                0      3,048,000

Payment of operating expenses 	  15,502,996        155,030        202,970                0        358,000

Conversion of warrants                14,000,000        140,000         (5,000)               0        135,000

Investment in Lake Trop, LLC         170,000,000      1,700,000      3,730,000                0      5,430,000

Net Loss for the year ended
 December 31, 2001                             0              0              0       (2,687,248)    (2,687,248)
                                   -------------    -----------    -----------    -------------   ------------
Balances, December 31, 2000        1,361,984,710    $13,619,848    $35,165,510    $ (49,201,230)  $   (415,872)

Payment of operating expenses         64,594,016        645,940        280,660                0        926,600

Payment of notes payable              23,000,000        230,000       (153,800)               0         76,200

Common stock sold                    384,727,090      3,847,270     (1,476,571)               0      2,370,699

Investment in Lake Trop, LLC          65,000,000        650,000        136,000                0        786,000

Net Loss for the year ended
 December 31, 2001                             0              0              0       (3,396,426)    (3,396,426)
                                   -------------    -----------    -----------    -------------   ------------
Balances, December 31, 2001        1,899,305,816    $18,993,058    $33,951,799    $ (52,597,656)  $    347,201
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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $52,597,656 sinception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the company's debt and the obtainment of additional financing, the successful development of the company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the company's ability to continue as a going concern.

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

During the years ended December 31, 2001 and 2000, MPTV Inc. and its subsidiaries issued an additional 650,000 and 1,700,000 shares of stock with aggregate values of $786,000 and $5,430,000 as additional investment in Lake Trop, LLC in order to increase its ownership percentages. No construction work was performed on the Lake Tropicana property during the years 2001, 2000 or 1999.


Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2001 and 2000:

                                                  2001           2000
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 113,635
 Less accumulated depreciation                  (105,252)      (105,252)
                                               ---------      ---------
  Net Property and equipment                   $   8,383      $   8,383
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders and others at December 31, 2000 and 1999 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. Various notes mature monthly, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of December 31, 2001 and 2000.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at December 31, 2001 and 2000 is as follows:

                                                     2001           2000
                                                    ------         ------
  Due From:

  Advances receivable officer/shareholder,
  or employees, unsecured, accruing no interest,
  due upon demand                                $   14,503     $    5,404

  Advances related entities, accruing no
  interest, due upon demand                               0      1,048,000
                                                 ----------     ----------
   Subtotal                                      $   14,503     $1,053,404
   Less amounts written off or reclassified
    to stockholders' equity                               0     (1,053,404)
                                                 ----------     ----------
  Total due from related parties                 $   14,503     $    5,404
                                                 ==========     ==========


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

From time to time, the Board of Directors have authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the years ended December 31, 2001 and 2000, the Company issued 64,594,016 shares of stock, at a value of $926,600, and issued 15,502,996 shares of stock, at a value of $358,000 respectively, for services rendered by the Company's consultants. During the year ended December 31, 2000, the Company issued 14,000,000 shares, at a value of $135,000, to shareholders exercising warrants during the period; no warrants were issued during the period ended December 31, 2001.

Stock Options and Warrants

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes is as follows:

                                                 2001            2000
                                               --------        --------
Federal Benefit                             $ 15,779,297    $ 15,364,924

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (15,779,297)    (15,364,924)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $53,000,000.

Note 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases:

The company has sublet administrative office space on a year-to-year basis beginning January 24, 2001, and expiring January 14, 2004. Monthly rent under this lease is $3,264. This lease requires no other payments.

Minimum annual rent obligations under this lease are as follows:

                      Year                Amount
                     ------              --------
                      2002              $  39,168
                      2003              $  39,168
                      2004              $   1,474

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation:

In 2001, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at December 31, 2001 and 2000. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at December 31, 2001 and 2000.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at December 31, 2001 and 2000.

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

Refinancing:

The Company negotiated a new mortgage with Metwest Mortgage Services, Inc. for the Lake Tropicana project. The new first trust deed was in the amount of $6,500,000 and closed on June 25, 2001.

Note 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company's Board of Directors authorized a ten-for-one reverse stock split for the shareholders of record dated January 21, 2002. In addition to the reverse stock split, these shareholders received a stock dividend of one restricted share for each new share outstanding. MPTV also changed its trading symbol to MPTT.
















ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------
	The following table provides certain information regarding the Company's directors and executive officers at December 31, 2001:


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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

	We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 1999, 2000 and 2001.

Compliance with Section 16 of the Securities Exchange Act
---------------------------------------------------------

	Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and holders of 10% or more of the Company's Common Stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all such reports filed with the SEC. The Company does not have any information which indicates that any director, executive officer or 10% shareholder of the Company during the year ended December 31, 2001, did not timely report transactions as required under the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

	The following table sets forth information concerning compensation for the Company's fiscal years ended December 31, 2001, 2000, and 1999, awarded to, earned by or paid to the individuals serving as Chief Executive Officer of the Company during such year and to certain other executive officers of the Company (collectively, the "Named Executive Officers").

Name and Principal Positions          Year               Salary
----------------------------         ------             --------
Hurley C. Reed,                       2001             $306,000(4)
President, Chairman of the            2000             $306,000(4)
Board, and Chief Executive            1999             $200,000(5)
Officer(3)

James C. Vellema,
Chairman of the Board and Chief       2000             $ 25,000(1)
Executive and Financial Officer(1)    1999             $325,000(2)

______________________

(1)Mr. Vellema became Chairman and Chief Executive Officer of MPTV in November 1994. He resigned due to illness in February 2000.
(2)Excludes approximately $26,000 paid to Mr. Vellema's spouse under a consulting agreement.
(3)Mr. Reed became Chairman of the Board and Chief Executive and Financial Officer in April 2000.
(4)Includes approximately $150,000 of accrued salary pursuant to Mr. Reed's employment agreement. His current employment agreement is under negotiation.
(5)Includes approximately $32,000 of accrued salary pursuant to Mr. Reed's employment agreement.

Option Grants in Last Fiscal Year
---------------------------------

	No options were granted to any of the Named Executive Officers in the year ended December 31, 2001.

Option Exercises and Year-End Option Values
-------------------------------------------

	No options were exercised by any of the Named Executive Officers during the year ended December 31, 2001. None of the Named Executive Officers had any options to purchase MPTV common stock at December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	The following table sets forth, as of December 31, 2001, the ownership of our common stock by each of our directors, all of our executive officers and directors as a group, and all persons known to us to beneficially own more than 5% of our common stock.

	Unless otherwise indicated in the footnotes to the table, the following individuals have sole voting and investment control with respect to the shares they beneficially own. The address of each beneficial owner listed below is c/o MPTV, Inc., 92 Corporate Park, Suite C-310, Irvine, California 92606.

	The number of shares beneficially owned by each stockholder is determined under the rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares that the individual has the right to acquire within 60 days after December 31, 2001. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.
Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person. The total number of outstanding shares of common stock at December 31, 2001 was 1,899,305,816.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	CRS acts as the managing agent for the timeshare owners association incorporated at the Company's Lake Tropicana timeshare resort. CRS will receive a management fee for such services equal to approximately ten percent of the gross annual assessment at the resort; however, no such fee was paid during the year ended December 31, 2001. Management also anticipates providing similar services to, and receiving similar fees from, other resorts.

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

SIGNATURES

	Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 1st day of April, 2002.


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

    Signature                        Title                         Date
------------------         ------------------------           --------------
/s/ HURLEY C. REED
    Hurley C. Reed         Chief Executive and Financial      April 1, 2002
                           Officer and Chairman of the
                           Board of Directors

/s/ RICHARD GREENBERG
    Richard Greenberg      Director                           April 1, 2002