Form 10QSB
period 2002-03-31
MPTV INC
filed 2002-05-15
CIK 808715

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002


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

Yes [X]  No [ ]

As of May 15, 2002, 479,367,164 shares of Common Stock, $0.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                  MPTV, INC.
                                   CONTENTS
                                                             Page No.
PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements                                 3-17

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 18-25

 Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                           26

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                     26

 Item 2.  Changes in Securities and Use of Proceeds             27

 Item 3.  Defaults Upon Senior Securities                       27

 Item 4.  Submission of Matters to a Vote of Security Holders   27

 Item 5.  Other Information                                     27

 Item 6.  Exhibits and Reports on Form 8-K                      27

SIGNATURES                                                      28

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS







                          MPTV, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Accountants' Review Report                                   2

    Consolidated Financial Statements:

      Consolidated Balance Sheet                                 3

      Consolidated Statement of Operations                       4

      Consolidated Statement of
        Stockholders' Equity/Deficit                             5

      Consolidated Statement of Cash Flows                       6

    Notes to Consolidated Financial Statements                 7-14



To the Board of Directors
MPTV, Inc.

We have reviewed the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of March 31, 2002 and 2001 and the related statements of operations, stockholders' equity/deficit and cash flows for each of the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated statements is the representation of the management of MPTV, Inc. and its subsidiaries.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three months ended
March 31, 2002 and March 31, 2001 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the Company's ability to continue as a going concern. In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $54,315,900 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies, which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by the NASDAQ Stock Market,Inc. ("NASDAQ"), and has had its stock delisted from the NASDAQ SmallCap market. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sarna & Company
Westlake Village, California
May 14, 2002

                          MPTV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2002 AND 2001
                                  (unaudited)

                      ASSETS
                                                  2002             2001
                                              -----------     -----------
Cash                                          $   229,592     $   142,805
Notes Receivable                                        0         116,000
Property and equipment                              8,383           8,383
Employee Advances                                  14,503           5,903
Investment in Lake Trop, LLC                   11,011,369       9,519,561
Deposits                                           65,764          65,764
                                              -----------     -----------
                                              $11,329,611     $ 9,858,416
                                              ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable                                 $ 5,616,710     $ 5,712,910
Accounts payable and accrued expenses             799,605         493,873
Accrued interest                                3,492,053       2,925,296
Other accrued liabilities                         982,000         982,000
                                              -----------     -----------
  Total Liabilities                           $10,890,368     $10,114,079
                                              -----------     -----------
Commitments and Contingencies (see notes)

Common stock - 2002 and 2001 respectively,
 $.01 par value,
 1,900,000,000 shares authorized,
 449,367,164 and 1,442,984,710 shares
   issued                                     $ 4,493,672     $14,429,848
Additional paid-in capital                     50,261,471      35,468,210
Accumulated deficit                           (54,315,900)    (50,153,721)
                                              -----------     -----------
  Total Shareholders' equity                  $   439,243    $  (255,663)
                                              -----------     -----------
Total Liabilities and Shareholders' Deficit   $11,329,611     $ 9,858,416
                                              ===========     ===========


    The accompanying notes are an integral part of these Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001
                                  (unaudited)

                                                  2002              2001
                                                --------          --------
Revenue
  Net Rents                                  $          0      $      15,000
                                             -------------     -------------

Expenses
  Excess of expenses over revenues
     from incidental operations              $          0      $           0
  General, administrative and
     consulting                                 1,577,651            811,741
  Interest                                        140,593            155,750
                                             -------------     -------------
     Total                                   $  1,718,244      $     967,491
                                             -------------     -------------
Net loss                                     $ (1,718,244)     $    (952,491)
                                             =============     =============

Net loss per share                           $      (0.01)     $       (0.01)
                                             =============     =============

Weighted average number of                    435,578,160      1,413,818,043
 shares outstanding                          =============     =============






    The accompanying notes are an integral part of these financial statements

                                MPTV, INC. AND  SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIT
                       FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001
                                       (unaudited)

                         Number                   Additional                       Total
                           of           Common     Paid-In       Accumulated    Stockholders'
                         Shares         Stock      Capital         Deficit     Equity/Deficit
                      -------------   ----------  -----------   -------------  --------------
Balances,
 January 1, 2001      1,361,984,710  $13,619,848   $35,165,510  $(49,201,230)   $   (415,872)

Net loss for
 the period ended
 March 31, 2001                   0            0             0      (952,491)       (952,491)

Payment of
 Notes Payable            1,000,000       10,000             0             0          10,000

Payment of
 Operating Expenses      15,000,000      150,000       166,700             0         316,700

Investment in
 Lake Trop, LLC          65,000,000      650,000       136,000             0         786,000
                      -------------  -----------   -----------  -------------   -------------
Balances,
 March 31, 2001       1,442,984,710  $14,492,848   $35,468,210  $(50,153,721)   $   (255,663)
                      =============  ===========   ===========  =============   =============

Balances,
 January 1, 2002      1,899,305,816  $18,993,058   $33,951,799  $(52,597,656)   $    347,201

Net loss for
 the period ended
 March 31, 2002                   0            0             0    (1,718,244)     (1,718,244)

One-for-Ten Reverse
 Stock Split         (1,766,158,650) (17,661,586)   17,661,586             0               0

Stock Dividend          196,239,850    1,962,398    (1,962,398)            0               0

Common Stock Sold        25,476,008      254,761       305,359             0         560,120

Payment of
 Notes Payable              350,000        3,500         3,500             0           7,000

Payment of
 Operating Expenses      86,494,207      864,942       150,724             0       1,015,666

Investment in
 Lake Trop                7,659,933       76,599       150,901             0         227,500
                      -------------  -----------   -----------  -------------   -------------
Balances,
 March 31, 2002         449,367,164  $ 4,493,672   $50,261,471  $(54,315,900)   $    439,243
                      =============  ===========   ===========  =============   =============

       The accompanying notes are an integral part of these financial statements

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001
                               (unaudited)

                                                 2002              2001
                                              ----------        ----------
Cash Flows From Operating Activities:
Net loss                                    $ (1,718,244)     $   (952,491)
Adjustments to reconcile net loss to net
    cash provided/used by operating
    activities:
  Issuance of common stock for services        1,015,666           316,700
  Issuance of common stock for debt                7,000            10,000
  Issuance of common stock for investment        227,500           786,000
  Changes in assets and liabilities              404,262           120,816
                                            ------------      ------------
Net Cash Provided/(Used)
  in Operating Activities                   $    (63,816)     $    281,025
                                            ------------      ------------

Cash Flows From Investing Activities:
Investment in Lake Trop, LLC                $   (371,125)     $   (210,788)
Deposits                                               0          (116,000)
                                            ------------      ------------
Net Cash Used in Investing Activities       $   (371,125)     $   (326,788)
                                            ------------      ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable     $          0      $          0
Proceeds from sale of common stock               560,120                 0
Principal repayments on notes payable            (14,000)          (14,000)
                                            ------------      ------------
Net Cash Provided by Financing Activities   $    546,120     $     (14,000)
                                            ------------      ------------

Net Increase (Decrease) in Cash             $    111,179      $    (59,763)
Cash, beginning of period                        118,413           202,568
                                            ------------      ------------
Cash, end of period                         $    229,592      $    142,805
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

   The accompanying notes are an integral part of these financial statements

                          MPTV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MPTV, Inc., Continental Resort Services, Inc. and Consolidated Resort Enterprises, Inc. (collectively referred to as "MPTV" or as "The Company"). All material intercompany balances have been eliminated. Certain limited reclassification and format changes have been made to the prior year's amounts to conform to the current year presentation.

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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $54,315,900 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the three months ended March 31, 2002 and 2001 respectively, MPTV, Inc. and its subsidiaries issued an additional 7,659,933 and 65,000,000 shares of stock with an aggregate value of $227,500 and $786,000 as additional investment in Lake Trop LLC in order to increase its ownership percentage. No construction work was performed on the Lake Tropicana property during the three months ended March 31, 2002 or the year ended December 31, 2001.
During the period ended March 31, 2001, the Company collected rental income from the Lake Tropicana property.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31:

                                                  2002           2001
                                                 ------         ------
 Property and equipment                        $ 113,635      $ 113,635
 Less accumulated depreciation                  (105,252)      (105,252)
                                               ---------      ---------
  Net Property and equipment                   $   8,383      $   8,383
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at March 31, 2002 and 2001 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 2001 and 2002, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of March 31, 2002 and 2001.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at March 31 is as follows:

                                                       2002            2001
                                                      ------          ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $    14,503      $    5,903

  Advances related entities, accruing no
  interest, due upon demand                                 0       1,048,000
                                                   ----------      ----------
   Subtotal                                       $    14,503      $1,053,903
   Less amounts written off or reclassified
    to stockholders' equity                                 0      (1,048,000)
                                                   ----------      ----------
  Total due from related parties                  $    14,503      $    5,903
                                                   ==========      ==========

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT

Common Stock

From time to time, the Board of Directors has authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the three months ended March 31, 2002, the Company issued 86,494,207 shares of stock, at a value of $1,015,666, for services rendered by the Company's consultants. During the period ended March 31, 2001 the Company issued 15,000,000 shares of stock, at a value of $316,700, for services rendered by the Company's consultants.

In August 1999, the Company's board of directors elected to reduce the par value of the Company's common stock to $0.01, and to increase authorized shares to 950,000,000. This was done to more accurately reflect the Company's equity position after several years of issuing stock below par, and to provide for the future raising of capital through issuance of common stock.

On March 30, 2000, the Company increased the number of authorized shares to 1,900,000,000, in order to provide for the future raising of capital through issuance of stock.

In January 2002, the Company's Board of Directors authorized a one-for-ten reverse stock split for shareholders of record dated January 21, 2002. In addition to the reverse stock split, these shareholders received a stock dividend of one restricted share for each new share outstanding. The Company also changed its trading symbol to MPTT.

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

Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes as of March 31, 2002 and 2001 is as follows:

                                                 2002            2001
                                               --------        --------
Federal Benefit                             $ 16,037,034    $ 15,910,885

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (16,037,034)    (15,910,885)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $54,000,000.

                      MPTV, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company leased new administrative office space beginning January 24, 2001 and expiring January 23, 2004. Monthly rent under this lease is $3,264. This lease requires no other payments.

Minimum annual rent obligations under this lease are as follows:

                        Year          Amount
                        ----         --------
                        2002          39,168
                        2003          39,168
                        2004           1,474

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

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at March 31, 2002 and 2001.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at March 31, 2002 and 2001.

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

Refinancing:

The Company has negotiated a new mortgage with Metwest Mortgage
Services, Inc. for the Lake Tropicana project. The new first trust deed was in the amount of $6,500,000 and closed on June 25, 2001.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

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

General

We are engaged in the timeshare industry. Through our wholly-owned subsidiaries, Consolidated Resort Enterprises, Inc. ("CRE") and Continental Resort Services, Inc. ("CRS"), we develop, market, and manage timeshare resort properties. Our principal asset is an investment in a multi-million dollar resort property called "Lake Tropicana," located in Las Vegas, Nevada, adjacent to the MGM Grand Hotel/Casino and Theme Park.

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

Results of Operations

    Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

At March 31, 2002, we were in the development stage, with no significant operating revenues to date. For the three months ended March 31, 2002 and the three months ended March 31, 2001, we had no sales of timeshare resort interests. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. No revenues or expenses were recorded for Lake Tropicana rental activities in 2002. In the first quarter of 2001, revenues in the amount of $15,000 were earned from Lake Tropicana rental activities.

We incurred interest expense of $140,593 in the first quarter of 2002 as compared to $155,750 in the first quarter of 2001. The increase is primarily due to the reduction of long-term debt and the reduction of late and extension fees. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership in 1997, interest payments related to the mortgages on the property ceased. The 2002 and 2001 interest expense consisted primarily of interest related to notes payable.

Our general, administrative and consulting expenses in the three months ended March 31, 2002 equalled $1,577,651, an increase from $811,741 for the comparable period in 2001. The majority of the general and administrative expenses in the first quarter of 2001 were comprised of consulting, legal and accounting fees, consultants' fees related to the financing of our Lake Tropicana resort. The increase in these expenses in 2002 over 2001 arise from new investor relations, consulting, financing fees and marketing expenditures.

We incurred no depreciation and amortization expense for the three months ended March 31, 2002 and March 31, 2001, as all capitalized and depreciable office furniture and equipment has been fully depreciated.

We incurred no research and development expenses for the three months ended March 31, 2002 and March 31, 2001.

During the three months ended March 31, 2002, we had a positive net cash flow of $111,179. This net positive cash flow was comprised of negative cash flows of $371,125 from investing activities and negative cash flows of $63,816 from operating activities, offset by positive cash flows of $546,120 from financing activities. A substantial portion of financing activities consisted of the sale of common stock. A substantial portion of the investing activities consist of the investment in the Lake Tropicana project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Tropicana project and for debt and services.

As a result of the foregoing factors, our net loss increased to $1,718,244 for the three months ended March 31, 2002, from a net loss of $952,491 for the three months ended March 31, 2001. Our net loss per share for the two periods remained consistent at $0.01 per share.

Liquidity and Capital Resources

Our consolidated financial statements at March 31, 2002 and for the period then ended have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of MPTV as a going concern is dependent upon our raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding our ability to achieve these goals, no assurance can be given that we will be able to continue in existence. Based on our interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), we believe that there will be sufficient capital available to complete existing contracts and projects. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should we be unable to continue as a going concern.


To date, we have funded our operations primarily through private placements of equity securities and secondarily through our interest in Lake Tropicana. At March 31, 2002, we had a working capital deficit of $5,029,563, including cash of $229,592, compared to a working capital deficit of $4,136,461, including $142,805 in cash, at March 31, 2001.

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

WE HAVE SUFFERED LOSSES SINCE INCEPTION AND ARE IN IMMEDIATE NEED OF FUNDING TO SERVICE DEBT AND SUSTAIN OUR OPERATIONS.

Our recurring losses from operations show a need for additional funding that raises substantial concerns about our ability to continue as a going concern. We have incurred cumulative net losses of $54,315,900 since inception, and are also in default on certain of our secured and unsecured notes payable. In the event that we cannot refinance or renegotiate these notes, we may be subject to collection actions and foreclosure proceedings. We require capital to conduct our timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. Our ability to continue as a going concern is dependent upon our ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While we are currently attempting to raise funds through a private placement of debt securities, there can be no assurance that a private placement will be successfully consummated. In addition, even if successfully completed, such private placement may not meet all our future capital requirements. In the future we may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, our ability to obtain additional financing will be adverselyaffected. If and to the extent that we incur additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if we are unable to service our indebtedness and to renew or refinance such obligations on a continuing basis, our ability to operate profitably will be materially threatened. No assurance can be given that we will be able to obtain financing on acceptable terms, if at all.

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

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES WHICH COULD MAKE TRADING MORE DIFFICULT AND VOLATILE.

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

OUR OPERATIONS ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATIONS.

Our marketing and sales of timeshare units will be subject to extensive regulations by the federal government and the regulatory authorities of the State of Nevada and other states in which its timeshare units may be marketed and sold. We may be subject to regulation on a federal level under the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which we are or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Act of 1964 and 1968. We are or may be subject to laws that regulate its activities such as real estate licensure, exchange program registration, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on us.

As property developers, we may be subject to liability with respect to construction defects discovered or repairs made by future owners of its property. Pursuant to such laws, future owners may recover from us amounts in connection with the repairs made to the developed property.

We are or may be subject to various federal, state, local and foreign environmental, health, safety and land use laws, ordinances, regulations and similar requirements (collectively, "Environmental Laws"). Pursuant to these Environmental Laws, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or wastes or releases of petroleum products or wastes at such property, and may be held liable to a governmental entity or to third parties for associated damages and for investigation and substantial clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants.

It is possible that the timeshare units may be deemed to be securities as defined in Section 2(1) of the Securities Act of 1933, as amended, or the securities laws of one or more states. If the timeshare units were determined to be securities for such purpose, their sale would require registration under the Securities Act and such states securities laws. We do not intend to do so in the future. If the sale of the timeshare units were found to have violated the registration provisions of the Securities Act, or such states securities laws, many purchasers of timeshare units would have the right to rescind their purchases of timeshare units. Our business could be materially adversely affected if a substantial number of owners sought rescission.

WE HAVE SEVERAL COMPETITORS IN THE TIMESHARE RESORT MARKET, MOST OF WHOM HAVE GREATER FINANCIAL AND OTHER RESOURCES.

Our timeshare resorts do not provide an exclusive solution for potential purchasers, and such purchasers may choose alternative timeshare resorts or vacation destinations. We face significant competition from many of the world's established and recognized lodging, hospitality, entertainment and vacation ownership companies, as well as buyers who later resell their vacation interests. Many of our competitors have greater financial resources than us.

CHANGES IN THE ECONOMY MAY ADVERSELY AFFECT OUR OPERATIONS.

Any downturn in general economic or industry conditions could decrease the demand for vacation ownership units, impair our ability to collect our mortgages receivable and increase our costs.

Any downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on our business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for us or our customers and may materially adversely affect our business. Further, adverse changes such as an oversupply of timeshare units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs or taxes, and negative publicity for the industry, could have a material adverse effect on our operations.

OUR COMMON SHAREHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION

The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of our common stock. We are authorized to issue up to 1,900,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as its Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2001, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at March 31, 2002 and 2001. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at March 31, 2002 and 2001.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at March 31, 2002 and 2001.

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

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Not Applicable

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California on the 15th day of May, 2002.


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

       Signature                      Title                     Date
- -----------------------   -----------------------------     ------------
/s/HURLEY C. REED
   Hurley C. Reed         Chief Executive and Financial     May 15, 2002
                          Officer and Chairman of the
                          Board of Directors