Form 10QSB
period 2002-06-30
MPTV INC
filed 2002-08-14
CIK 808715

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002


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

Yes [X]  No [ ]

As of August 12, 2002, 529,367,164 shares of Common Stock, $0.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                  MPTV, INC.
                                   CONTENTS
                                                             Page No.
PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements                                 3-17

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 18-26

 Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                           26

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                     27

 Item 2.  Changes in Securities and Use of Proceeds             28

 Item 3.  Defaults Upon Senior Securities                       28

 Item 4.  Submission of Matters to a Vote of Security Holders   28

 Item 5.  Other Information                                     28

 Item 6.  Exhibits and Reports on Form 8-K                      28

SIGNATURES                                                      29

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS







                          MPTV, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001


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



To the Board of Directors
MPTV, Inc.

We have reviewed the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity/deficit and cash flows for each of the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated statements is the representation of the management of MPTV, Inc. and its subsidiaries.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPTV, Inc. and subsidiaries as of June 30, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the six months ended
June 30, 2002 and June 30, 2001 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the Company's ability to continue as a going concern. In addition, these financial statements contained paragraphs explaining the improper issuance of stock and MPTV's failure to maintain NASDAQ SmallCap listing requirements. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $54,986,283 since its inception. In addition and as discussed in the notes to the consolidated financial statements, shares of freely tradable common stock have been improperly issued without registration under Federal and state securities laws. In addition to administrative remedies, which may be pursued by governmental agencies, the recipients of these shares of common stock may seek recovery of the purchase price of the stock plus interest through a rescission offer, the amount of which cannot be presently determined. Accordingly, no provision for any rescission offer that may occur has been reflected in the accompanying consolidated financial statements. MPTV has also failed to meet certain listing maintenance requirements established by the NASDAQ Stock Market,Inc. ("NASDAQ"), and has had its stock delisted from the NASDAQ SmallCap market. Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sarna & Company
Westlake Village, California
August 12, 2002

                          MPTV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2002 AND 2001
                                  (unaudited)

                      ASSETS
                                                  2002             2001
                                              -----------     -----------
Cash                                          $   156,516     $   127,883
Notes Receivable                                        0         542,200
Property and equipment                              8,383           8,383
Employee Advances                                  14,503          14,003
Investment in Lake Trop, LLC                   11,415,998       9,767,812
Deposits                                           65,764          65,764
Other Receivable                                        0         150,000
                                              -----------     -----------
  Total Assets                                $11,661,164     $10,676,045
                                              ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable                                 $ 5,616,710     $ 5,706,910
Accounts payable and accrued expenses           1,055,265         532,002
Accrued interest                                3,632,471       3,068,043
Other accrued liabilities                         982,000         982,000
                                              -----------     -----------
  Total Liabilities                           $11,286,446     $10,288,955
                                              -----------     -----------
Commitments and Contingencies (see notes)

Common stock - 2002 and 2001 respectively,
 $.01 par value,
 1,900,000,000 shares authorized,
 519,367,164 and 1,566,078,726 shares
   issued                                     $ 5,193,672     $15,660,778
Additional paid-in capital                     50,167,329      35,739,370
Accumulated deficit                           (54,986,283)    (51,013,068)
                                              -----------     -----------
  Total Shareholders' equity                  $   374,718     $   387,090
                                              -----------     -----------
Total Liabilities and Shareholders' Deficit   $11,661,164     $10,676,045
                                              ===========     ===========


    The accompanying notes are an integral part of these Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001
                                  (unaudited)

                                                 SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                     JUNE 30                            JUNE 30
                                              2002             2001              2002             2001
                                            --------         --------          --------         --------
Revenue
  Net Rents                              $          0     $      15,000     $           0    $           0
                                         -------------    -------------     -------------    -------------

Expenses
  Excess of expenses over revenues
     from incidental operations          $          0     $           0     $           0    $           0
  General, administrative and
     consulting                             2,107,616         1,300,279           529,965          488,538
  Interest                                    281,011           526,559           140,418          370,809
                                         -------------    -------------     -------------    -------------
     Total                               $  2,388,627     $   1,826,838     $     670,383    $     859,347
                                         -------------    -------------     -------------    -------------
Net loss                                 $ (2,388,627)    $  (1,811,838)    $    (670,383)   $    (859,347)
                                         =============    =============     =============    =============

Net loss per share                       $      (0.01)    $       (0.01)    $       (0.01)   $       (0.01)
                                         =============    =============     =============    =============

Weighted average number of                464,139,329     1,455,659,211      492,700,497     1,497,500,379
 shares outstanding                      =============    =============     =============    =============






    The accompanying notes are an integral part of these financial statements

                                MPTV, INC. AND  SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIT
                       FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001
                                       (unaudited)

                         Number                   Additional                       Total
                           of           Common     Paid-In       Accumulated    Stockholders'
                         Shares         Stock      Capital         Deficit     Equity/Deficit
                      -------------   ----------  -----------   -------------  --------------
Balances,
 January 1, 2001      1,361,984,710  $13,619,848   $35,165,510  $(49,201,230)   $   (415,872)

Net loss for
 the period ended
 June 30, 2001                    0            0             0    (1,811,838)     (1,811,838)

Common Stock Sold        75,000,000      750,000       152,200             0         902,200

Payment of
 Notes Payable            1,000,000       10,000             0             0          10,000

Payment of
 Operating Expenses      63,094,016      630,940       285,660             0         916,600

Investment in
 Lake Trop, LLC          65,000,000      650,000       136,000             0         786,000
                      -------------  -----------   -----------  -------------   -------------
Balances,
 June 30, 2001        1,566,078,726  $15,660,778   $35,739,370  $(51,013,068)   $    387,090
                      =============  ===========   ===========  =============   =============

Balances,
 January 1, 2002      1,899,305,816  $18,993,058   $33,951,799  $(52,597,656)   $    347,201

Net loss for
 the period ended
 June 30, 2002                    0            0             0    (2,388,627)     (2,388,627)

One-for-Ten Reverse
 Stock Split         (1,766,158,650) (17,661,586)   17,661,586             0               0

Stock Dividend          196,239,850    1,962,398    (1,962,398)            0               0

Common Stock Sold        70,476,008      704,761       170,292             0         875,053

Payment of
 Notes Payable              350,000        3,500         3,500             0           7,000

Payment of
 Operating Expenses      91,494,207      914,942       142,649             0       1,057,591

Investment in
 Lake Trop               27,659,933      276,599       199,901             0         476,500
                      -------------  -----------   -----------  -------------   -------------
Balances,
 June 30, 2002          519,367,164  $ 5,193,672   $50,167,329  $(54,986,283)   $    374,718
                      =============  ===========   ===========  =============   =============

       The accompanying notes are an integral part of these financial statements

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001
                               (unaudited)

                                                 2002              2001
                                              ----------        ----------
Cash Flows From Operating Activities:
Net loss                                    $ (2,388,627)     $ (1,811,838)
Adjustments to reconcile net loss to net
    cash provided/used by operating
    activities:
  Issuance of common stock for services        1,057,591           916,600
  Issuance of common stock for debt                7,000            10,000
  Issuance of common stock for investment        476,500           786,000
  Changes in assets and liabilities              551,340          (282,608)
                                            ------------      ------------
Net Cash Provided/(Used)
  in Operating Activities                   $   (296,196)     $   (381,846)
                                            ------------      ------------

Cash Flows From Investing Activities:
Investment in Lake Trop, LLC                $   (526,754)     $   (459,039)
Deposits                                               0          (116,000)
                                            ------------      ------------
Net Cash Used in Investing Activities       $   (526,754)     $   (575,039)
                                            ------------      ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable     $          0      $          0
Proceeds from sale of common stock               875,053           902,200
Principal repayments on notes payable            (14,000)          (20,000)
                                            ------------      ------------
Net Cash Provided by Financing Activities   $    861,053     $     882,200
                                            ------------      ------------

Net Increase (Decrease) in Cash             $     38,103      $    (74,685)
Cash, beginning of period                        118,413           202,568
                                            ------------      ------------
Cash, end of period                         $    156,516      $    127,883
                                            ============      ============

Supplemental Disclosure of Cash Flow
   Information:
Cash paid for:
  Interest                                  $          0      $    114,000
  Income Taxes                              $          0      $          0

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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $54,986,283 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. In the event that MPTV can not refinance or renegotiate the notes, it may be subject to foreclosure proceedings on its property currently being held for timeshare development.
The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. In addition MPTV has at certain times, issued shares of its common stock without proper registration under Federal and state securities laws. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the six months ended June 30, 2002 and 2001 respectively, MPTV, Inc.
and its subsidiaries issued an additional 27,659,933 and 65,000,000 shares of stock with an aggregate value of $476,500 and $786,000 as additional investment in Lake Trop LLC in order to increase its ownership percentage. No construction work was performed on the Lake Tropicana property during the six months ended June 30, 2002 or the year ended December 31, 2001.
During the period ended June 30, 2001, the Company collected rental income from the Lake Tropicana property.

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
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders' at June 30, 2002 and 2001 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. These notes mature monthly throughout 2003 and 2002, and are in a continual state of extension and renegotiation.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of June 30, 2002 and 2001.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at June 30 is as follows:

                                                       2002            2001
                                                      ------          ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $    14,503      $   14,003

  Advances related entities, accruing no
  interest, due upon demand                                 0       1,048,000
                                                   ----------      ----------
   Subtotal                                       $    14,503      $1,062,003
   Less amounts written off or reclassified
    to stockholders' equity                                 0      (1,048,000)
                                                   ----------      ----------
  Total due from related parties                  $    14,503      $   14,003
                                                   ==========      ==========

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT

Common Stock

From time to time, the Board of Directors has authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the six months ended June 30, 2002, the Company issued 91,494,207 shares of stock, at a value of $1,057,591, for services rendered by the Company's consultants. During the period ended June 30, 2001 the Company issued 63,094,016 shares of stock, at a value of $916,600, for services rendered by the Company's consultants.

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

Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes as of June 30, 2002 and 2001 is as follows:

                                                 2002            2001
                                               --------        --------
Federal Benefit                             $ 16,137,591    $ 16,039,787

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (16,137,591)    (16,039,737)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $54,900,000.

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

Litigation:

From time to time, the Company has been the defendant in certain lawsuits.
In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at June 30, 2002 and 2001. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at June 30, 2002 and 2001.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at June 30, 2002 and 2001.

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

Results of Operations

    Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

At June 30, 2002, we were in the development stage, with no significant operating revenues to date. For the three months ended June 30, 2002 and the three months ended June 30, 2001, we had no sales of timeshare resort interests. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. No revenues or expenses were recorded for Lake Tropicana rental activities in the second quarter of 2002 or 2001.

We incurred interest expense of $140,418 in the second quarter of 2002 as compared to $370,809 in the second quarter of 2001. The decrease is primarily due to the reduction of long-term debt and the reduction of late and extension fees through payment of debt and issuance of stock for debt. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership in 1997, interest payments related to the mortgages on the property ceased. The 2002 and 2001 interest expense consisted primarily of interest related to notes payable.

Our general, administrative and consulting expenses in the three months ended June 30, 2002 equalled $529,965, an increase from $488,538 for the comparable period in 2001. The majority of the general and administrative expenses in the second quarter of 2001 were comprised of consulting, legal and accounting fees, consultants' fees related to the financing of our Lake Tropicana resort. The increase in these expenses in 2002 over 2001 arise from new investor relations, consulting, and financing fees.

We incurred no depreciation and amortization expense for the three months ended June 30, 2002 and June 30, 2001, as all capitalized and depreciable office furniture and equipment has been fully depreciated.

We incurred no research and development expenses for the three months ended June 30, 2002 and June 30, 2001.

During the three months ended June 30, 2002, we had a negative net cash flow of $73,076. This net negative cash flow was comprised of negative cash flows of $155,629 from investing activities and negative cash flows of $232,380 from operating activities, offset by positive cash flows of $314,933 from financing activities. A substantial portion of financing activities consisted of the sale of common stock. A substantial portion of the investing activities consist of the investment in the Lake Tropicana project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Tropicana project and for debt and services.

As a result of the foregoing factors, our net loss decreased to $670,383 for the three months ended June 30, 2002, from a net loss of $859,347 for the three months ended June 30, 2001. Our net loss per share for the two periods remained consistent at $0.01 per share.

    Six Months Ended June 30, 2002 Compared With Six Months Ended
    June 30, 2001

For the six months ended June 30, 2002 and the six months ended June
30, 2001, we had no sales. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. In the first half of 2001, revenues in the amount of $15,000 were earned from Lake Tropicana rental activities.

We incurred interest expense of $281,011 in the first half of 2002 as compared to $526,599 in the first half of 2001. The decrease is primarily due to the interest recorded in 2001 on short-term loans and extension fees. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 2002 and 2001 interest consisted primarily of interest related to notes payable and loan extension fees.

Our general, administrative and consulting expenses in the six months ended June 30, 2002 equalled $2,107,616, a substantial increase over $1,300,279 for the comparable period in 2001. Substantially all of the general and administrative expenses in the first half of 2002 and 2001 were derived from consulting, legal and accounting fees, and payroll. Professional fees and consulting expenses increased in 2002 over 2001 as a result of the efforts to acquire a majority ownership of Lake Trop, obtain refinancing for the project, and expenses related to the reverse stock split. These amounts represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

We incurred no depreciation and amortization expense for the six months ended June 30, 2002 and June 30, 2001, as all capitalized and depreciable office furniture and equipment has been fully depreciated.

We incurred no research and development expenses for the the six months ended June 30, 2002 and June 30, 2001.

During the six months ended June 30, 2002, the Company had a positive net cash flow of $38,103. This net positive cash flow was comprised of positive cash flows of $861,053 from financing activities offset by a negative cash flow of $296,196 from operating activities and negative cash flows of $526,754 from investing activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the investing activities consist of the investment in the Lake Trop project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Trop and for debt and services.

As a result of the foregoing factors, our net loss increased to $2,388,627 for the six months ended June 30, 2002, from a net loss of $1,811,838 for the six months ended June 30, 2001.

Liquidity and Capital Resources

Our consolidated financial statements at June 30, 2002 and for the period then ended have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of MPTV as a going concern is dependent upon our raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding our ability to achieve these goals, no assurance can be given that we will be able to continue in existence. Based on our interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), we believe that there will be sufficient capital available to complete existing contracts and projects. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should we be unable to continue as a going concern.


To date, we have funded our operations primarily through private placements of equity securities and secondarily through our interest in Lake Tropicana. At June 30, 2002, we had a working capital deficit of $5,498,717, including cash of $156,516, compared to a working capital deficit of $3,747,959, including $127,883 in cash, at June 30, 2001.

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

WE HAVE SUFFERED LOSSES SINCE INCEPTION AND ARE IN IMMEDIATE NEED OF FUNDING TO SERVICE DEBT AND SUSTAIN OUR OPERATIONS.

Our recurring losses from operations show a need for additional funding that raises substantial concerns about our ability to continue as a going concern. We have incurred cumulative net losses of $54,986,283 since inception, and are also in default on certain of our secured and unsecured notes payable. In the event that we cannot refinance or renegotiate these notes, we may be subject to collection actions and foreclosure proceedings. We require capital to conduct our timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. Our ability to continue as a going concern is dependent upon our ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While we are currently attempting to raise funds through a private placement of debt securities and the refinancing of the Lake Tropicana resort, there can be no assurance that a private placement will be successfully consummated. In addition, even if successfully completed, such private placement may not meet all our future capital requirements. In the future we may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, our ability to obtain additional financing will be adverselyaffected. If and to the extent that we incur additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if we are unable to service our indebtedness and to renew or refinance such obligations on a continuing basis, our ability to operate profitably will be materially threatened. No assurance can be given that we will be able to obtain financing on acceptable terms, if at all.

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

DEVELOPMENT OF THE RESORT HAS BEEN DELAYED

MPTV commenced the development of the Lake Tropicana timeshare resort in 1994. However, the first phase of the renovation was suspended due to liquidity and other financial concerns, and has yet to be completed. Management currently anticipates that the first phase will be completed by the end of 2002, subject to obtaining required permits and financing, and that the remainder of the renovation will occur in a number of phases over the succeeding twelve months. Although marketing of the timeshare units in Lake Tropicana commenced in July 1997, it was suspended in December 1997. There can be no assurance that we will be able to obtain adequate financing to complete the renovation. Our failure to successfully complete our development, construction, redevelopment, conversion, acquisition and expansion activities may have a material adverse effect on our results of operations.

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

CHANGES IN THE ECONOMY MAY ADVERSELY AFFECT OUR OPERATIONS.

Any further downturn in general economic or industry conditions could decrease the demand for vacation ownership units, impair our ability to collect our mortgages receivable and increase our costs.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2002, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at June 30, 2002 and 2001. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at June 30, 2002 and 2001.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at June 30, 2002 and 2001.

Management feels that other pending lawsuits are without merit and therefore no reserves for their possible outcomes have been established.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.                      Name
         -----------                 --------------
            99.1                     Certification of Chief Executive
                                      Officer and Chief Financial
                                      Officer

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended
         June 30, 2002.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California on the 14th day of August, 2002.


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

       Signature                      Title                     Date
- -----------------------   -----------------------------     ------------
/s/HURLEY C. REED
   Hurley C. Reed         Chief Executive and Financial     August 14, 2002
                          Officer and Chairman of the
                          Board of Directors

Exhibit 99.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that
(1) this Quarterly Report of MPTV, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and (2) the information in this Report fairly presents, in all material respects, the financial condition of the Company at June 30, 2002 and June 30, 2001 and its results of operations for the three month and six month periods ended June 30, 2002.

/s/ HURLEY C. REED
 Hurley C. Reed
 Chief Executive and Financial Officer

 Date: August 14, 2002