Form 10QSB
period 2002-09-30
MPTV INC
filed 2002-11-19
CIK 808715

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002


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

Yes [X]  No [ ]

As of November 18, 2002, 792,367,164 shares of Common Stock, $0.01 par value per share, were outstanding.

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

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS







                          MPTV, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


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



To the Board of Directors
MPTV, Inc.

We have reviewed the accompanying consolidated balance sheet of MPTV, Inc. ("MPTV"), and subsidiaries as of September 30, 2002 and 2001 and the related statements of operations, stockholders' equity/deficit and cash flows for each of the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated statements is the representation of the management of MPTV, Inc. and its subsidiaries.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior financial statements of MPTV, Inc. and subsidiaries included explanatory paragraphs that raised substantial doubt about the Company's ability to continue as a going concern. As discussed in the notes to consolidated financial statements, MPTV has incurred cumulative net losses of $55,546,643 since its inception.
Furthermore, MPTV is in default on certain of its debt obligations and requires significant additional amounts of capital for its timeshare development and marketing activities to resume. As disclosed in the notes to the consolidated financial statements, MPTV's primary asset is an investment in Lake Trop, LLC, which in September 2002 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. MPTV may not be successful in its plans to protect this asset from creditors and may lose control of this asset. MPTV also requires continual capital infusions to pay for operating expenses, interest, and note payable obligations. These factors raise substantial doubt about MPTV's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sarna & Company
Westlake Village, California
November 15, 2002

                          MPTV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2002 AND 2001
                                  (unaudited)

                      ASSETS
                                                  2002             2001
                                              -----------     -----------
Cash                                          $   103,965     $   225,367
Notes Receivable                                        0         552,200
Property and equipment                              8,383           8,383
Employee Advances                                       0          14,003
Investment in Lake Trop, LLC                   11,366,868      10,023,552
Deposits                                           65,764          65,764
Other Receivable                                        0         282,500
                                              -----------     -----------
  Total Assets                                $11,544,980     $11,171,769
                                              ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable                                 $ 5,616,710     $ 5,700,910
Accounts payable and accrued expenses           1,097,002         551,319
Accrued interest                                3,772,889       3,210,641
Other accrued liabilities                         982,000         982,000
                                              -----------     -----------
  Total Liabilities                           $11,468,601     $10,444,870
                                              -----------     -----------
Commitments and Contingencies (see notes)

Common stock - 2002 and 2001 respectively,
 $.01 par value,
 1,900,000,000 shares authorized,
 718,367,164 and 172,201,207 shares
   issued                                     $ 7,183,672     $ 1,722,011
Additional paid-in capital                     48,439,350      50,546,247
Accumulated deficit                           (55,546,643)    (51,541,359)
                                              -----------     -----------
  Total Shareholders' equity                  $    76,379     $   726,899
                                              -----------     -----------
Total Liabilities and Shareholders' Deficit   $11,544,980     $11,171,769
                                              ===========     ===========


    The accompanying notes are an integral part of these Financial Statements

                           MPTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (unaudited)

                                                NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                  SEPTEMBER 30                        SEPTEMBER 30
                                              2002             2001              2002             2001
                                            --------         --------          --------         --------
Revenue
  Net Rents                              $          0     $           0     $           0    $           0
                                         -------------    -------------     -------------    -------------

Expenses
  Excess of expenses over revenues
     from incidental operations          $          0     $           0     $           0    $           0
  General, administrative and
     consulting                             2,512,558         1,784,972           404,942          370,693
  Interest                                    421,429           555,157           140,418          142,598
                                         -------------    -------------     -------------    -------------
     Total                               $  2,933,987     $   2,340,129     $     545,360    $     513,291
                                         -------------    -------------     -------------    -------------
Net loss                                 $ (2,933,987)    $  (2,340,129)    $    (545,360)   $    (513,291)
                                         =============    =============     =============    =============

Net loss per share                       $      (0.01)    $       (0.01)    $       (0.01)   $       (0.01)
                                         =============    =============     =============    =============

Weighted average number of                509,659,718      153,016,013       600,700,497      167,916,762
 shares outstanding                      =============    =============     =============    =============






    The accompanying notes are an integral part of these financial statements

                                MPTV, INC. AND  SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIT
                      FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                       (unaudited)

                         Number                   Additional                       Total
                           of           Common     Paid-In       Accumulated    Stockholders'
                         Shares         Stock      Capital         Deficit     Equity/Deficit
                      -------------   ----------  -----------   -------------  --------------
Balances,
 January 1, 2001        136,198,471  $ 1,361,984   $47,423,374  $(49,201,230)   $   (415,872)

Net loss for
 the period ended
 Sept. 30, 2001                   0            0             0    (2,340,129)     (2,340,129)

Common Stock Sold        23,093,334      230,933     1,539,367             0       1,770,300

Payment of
 Notes Payable              100,000        1,000         9,000             0          10,000

Payment of
 Operating Expenses       6,309,402       63,094       853,506             0         916,600

Investment in
 Lake Trop, LLC           6,500,000       65,000       721,000             0         786,000
                      -------------  -----------   -----------  -------------   -------------
Balances,
 Sept. 30, 2001         172,201,207  $ 1,722,011   $50,546,247  $(51,541,359)   $    726,899
                      =============  ===========   ===========  =============   =============

Balances,
 January 1, 2002        189,930,582  $  1,899,306  $51,045,551  $(52,612,656)   $    332,201

Net loss for
 the period ended
 Sept. 30, 2002                   0            0             0    (2,933,987)     (2,933,987)

Stock Dividend          196,239,850    1,962,398    (1,962,398)            0               0

Common Stock Sold       130,476,008    1,304,761      (346,687)            0         958,074

Payment of
 Notes Payable              350,000        3,500         3,500             0           7,000

Payment of
 Operating Expenses     173,710,791    1,737,108      (500,517)            0       1,236,591

Investment in
 Lake Trop               27,659,933      276,599       199,901             0         476,500
                      -------------  -----------   -----------  -------------   -------------
Balances,
 Sept. 30, 2002         718,367,164  $ 7,183,672   $48,439,350  $(55,546,643)   $     76,379
                      =============  ===========   ===========  =============   =============

       The accompanying notes are an integral part of these financial statements

                        MPTV, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                               (unaudited)

                                                 2002              2001
                                              ----------        ----------
Cash Flows From Operating Activities:
Net loss                                    $ (2,933,987)     $ (2,341,129)
Adjustments to reconcile net loss to net
    cash provided/used by operating
    activities:
  Issuance of common stock for services        1,236,591           916,600
  Issuance of common stock for debt                7,000            10,000
  Issuance of common stock for investment        476,500           786,000
  Changes in assets and liabilities              747,998          (263,193)
                                            ------------      ------------
Net Cash Provided/(Used)
  in Operating Activities                   $   (465,898)     $   (890,722)
                                            ------------      ------------

Cash Flows From Investing Activities:
Investment in Lake Trop, LLC                $   (492,624)     $   (714,000)
Deposits                                               0          (116,000)
                                            ------------      ------------
Net Cash Used in Investing Activities       $   (492,624)     $   (830,779)
                                            ------------      ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable     $          0      $          0
Proceeds from sale of common stock               958,074         1,770,300
Principal repayments on notes payable            (14,000)          (26,000)
                                            ------------      ------------
Net Cash Provided by Financing Activities   $    944,074     $   1,744,300
                                            ------------      ------------

Net Increase (Decrease) in Cash             $    (14,448)      $    22,799
Cash, beginning of period                        118,413           202,568
                                            ------------      ------------
Cash, end of period                         $    103,965      $    225,367
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

The consolidated financial statements of MPTV have been prepared assuming that MPTV will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. MPTV has incurred cumulative net losses of $55,546,643 since its inception in October 1992. MPTV is in default on certain of its secured and unsecured notes payable. The company requires capital for its contemplated timeshare development and marketing activities to take place. MPTV also requires capital for operating expenses and interest and note obligations. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The successful refinancing of the Company's debt and the obtainment of additional financing, the successful development of the Company's contemplated properties, the successful completion of its marketing program and its transition, ultimately, to the attainment of profitable operations are necessary for the company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements of MPTV do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                       MPTV, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                              (unaudited)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Pro Forma Compensation Expense:

MPTV accounts for costs of stock-based compensation in accordance with APB
No. 25, "Accounting for Stock Issued to Employees," rather than the fair value based method in SFAS No. 123, "Accounting for Stock Based Compensation."
No stock-based compensation has been paid to employees.

For stock issued to non-employees such as contractors and consultants, MPTV uses the fair value based method in accordance with EITF 96-18 and SFAS No. 123.

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

Incidental rental revenues are netted against related expenses. Total rental revenues for 2001 were approximately $660,000, with corresponding expenses of approximately $645,000. Total rental revenues for 2000 were approximately $640,000 with an equal amount of expenses.

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

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)


Note 2 - PROPERTY HELD FOR TIMESHARE DEVELOPMENT

In November, 1997, the First Trust Deed Holder of the Lake Tropicana property, the company's primary asset, forced the property into receivership as a result of late payments by MPTV. This foreclosure is reflected in the financial statements as of a write-off of the property. The Company ceased rental operations and development of timeshare units for sale. The property, its improvements, and all related debt were written off in 1998 and were reflected as such in these financial statements.

In June, 1999, the Company entered into an agreement with All Star Resorts, Inc. (a Nevada Corporation) in a joint venture to form Lake Trop, LLC, a Nevada Limited Liability Company. The purpose of Lake Trop, LLC is to release the Lake Tropicana property from receivership, reduce debt, and renovate and develop the Lake Tropicana property in Las Vegas. MPTV, Inc. and its subsidiaries issued 2,200,000 shares of stock with an aggregate value of $2,000,000 as its initial investment in Lake Trop.

During the nine months ended September 30, 2002 and 2001 respectively, MPTV, Inc. and its subsidiaries issued an additional 27,659,933 and 6,500,000 shares of stock with an aggregate value of $476,500 and $786,000 as additional investment in Lake Trop, LLC in order to increase its ownership percentages to 100% in Lake Trop, LLC, subject to certain future obligations, including issuance of stock and cash payments. Payments and issuances of stock were in accordance with the fair value of the ownership interests acquired in Lake Trop, LLC at each acquisition date. Fair value of the stock issued to acquire ownership interests in Lake Trop, LLC were determined by the trading price on the NASD O-T-C Market Bulletin Board on the date of issuance. Total payments combined with fair market value of stock issued relating to the acquisition of Lake Trop, LLC through September 30, 2002 was $11,430,998. Return of capital through September 30, 2002 totalled $64,130. No construction work was performed on the Lake Tropicana property during the nine months ended September 30, 2002 or the year ended December 31, 2001. The investment in Lake Trop, LLC includes the value of stock issued, cash contributed for operations, and payments on behalf of Lake Trop, LLC, reduced by returns of contributions.

In September, 2002, Lake Trop, LLC voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code, in order to seek court protection from creditors while a financial restructuring plan is formulated. MPTV may not be successful in its plans to protect this asset from creditors and may lose control of this asset. At such time that Lake Trop, LLC emerges from receivership, MPTV, Inc. will include its financial information in the consolidated financial statements.

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
                                               =========      =========

Note 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders at September 30, 2002 and 2001 consists of numerous unsecured loans that accrue annual interest at rates that vary between 8% and 12% per annum. Various notes mature monthly, and are in a continual state of extension and renegotiation. At September 30, 2002 all notes were in default. Management intends to cure these defualts once timeshare sales commence. At various times, stock has been issued in repayment of notes payable. The amount of shares issued in repayment of debt was determined by the trading price on the NASD O-T-C Market Bulletin Board on the date of issuance.

Note 5 - ACCRUED INTEREST

Accrued interest consists of interest owing on notes payable as of September 30, 2002 and 2001.

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 6 - RELATED PARTY TRANSACTIONS

A summary of related party transactions at September 30 is as follows:

                                                       2002            2001
                                                      ------          ------
  Due From:

  Advances receivable officer/shareholder,
  unsecured, accruing no interest, due
  upon demand                                     $         0      $   14,003

  Advances related entities, accruing no
  interest, due upon demand                                 0       1,048,000
                                                   ----------      ----------
   Subtotal                                       $         0      $1,062,003
   Less amounts written off or reclassified
    to stockholders' equity                                 0      (1,048,000)
                                                   ----------      ----------
  Total due from related parties                  $         0      $   14,003
                                                   ==========      ==========

Advances to related entities consists of the fair value of stock due to All Star Resorts, Inc., the other shareholder in Lake Trop, LLC.


Note 7 - STOCKHOLDERS' EQUITY/DEFICIT

Common Stock

From time to time, the Board of Directors has authorized certain shares of its common stock to be issued for services rendered by the Company's consultants. During the nine months ended September 30, 2002, the Company issued 173,710,791 shares of stock, at a value of $1,236,591, for services rendered by the Company's vendors and consultants. During the period ended September 30, 2001 the Company issued 6,309,402 shares of stock, at a value of $916,600, for services rendered by the Company's vendors and consultants.

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

In January 2002, the Company's Board of Directors authorized a one-for-ten reverse stock split for shareholders of record dated January 21, 2002. In addition to the reverse stock split, these shareholders received a stock dividend of one restricted share for each new share outstanding. The Company also changed its trading symbol to MPTT. The numbers of shares issued and outstanding, and the corresponding par values of those shares, that are disclosed throughout the consolidated financial statements have been restated for the period ending September 30, 2001

                      MPTV, INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (unaudited)

Note 7 - STOCKHOLDERS' EQUITY/DEFICIT - CONTINUED

Stock Options and Warrants

The Company has no employee stock options in which the exercise prices are below market and, accordingly, there would be no compensatory effects which, on a proforma basis, would have a material effect on the accompanying financial statements.

Note 8 - PROVISION FOR INCOME TAXES

The provision for income taxes represents the minimum state income tax expense of the Company, which is not considered significant.

A reconciliation of estimated federal income taxes to the provision for income taxes as of September 30, 2002 and 2001 is as follows:

                                                 2002            2001
                                               --------        --------
Federal Benefit                             $ 16,219,395    $ 16,116,781

State benefit, net                                     0               0

Less change in valuation account
 for realization of benefit                  (16,219,395)    (16,116,781)
                                            ------------    ------------
   Total provision for
    income taxes                            $          0    $          0
                                            ============    ============

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry forwards prior to the merger on December 20, 1993 are subject to annual limitation of approximately $2,000,000. In addition, the Company experienced a substantial change in ownership due to issuances of its common stock.
As a result, the Company will experience an additional limitation of its annual utilization of net operating losses. Net operating loss carry forwards for Federal and state tax reporting purposes are approximately $55,500,000.

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

Litigation:

From time to time, the Company has been the defendant in certain lawsuits.
In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at September 30, 2002 and 2001. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at September 30, 2002 and 2001.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at September 30, 2002 and 2001.

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

Note 10 - BANKRUPTCY

The Company negotiated a mortgage with Metwest Mortgage Services, Inc.
for the Lake Tropicana project on behalf of Lake Trop, LLC. The new first trust deed was in the amount of $6,500,000 and closed on June 25, 2001.
To avoid this first trust deed going into default, on September 11, 2002, Lake Trop, LLC voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code, in order to seek court protection from creditors while a financial restructuring plan is formulated.

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

General

We are engaged in the timeshare industry. Through our wholly-owned subsidiaries, Consolidated Resort Enterprises, Inc. ("CRE") and Continental Resort Services, Inc. ("CRS"), we develop, market, and manage timeshare resort properties. Our principal asset is an investment in a multi-million dollar resort property called "Lake Tropicana," located in Las Vegas, Nevada, adjacent to the MGM Grand Hotel/Casino and Theme Park. The holding company, Lake Trop, LLC, of which we and our wholly-owned subsidiaries are the majority partners, voluntarily sought protection from creditors under Chapter 11 of the U.S. Bankruptcy Code on September 11, 2002.

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

Results of Operations

    Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

At September 30, 2002, we were in the development stage, with no significant operating revenues to date. For the three months ended September 30, 2002 and the three months ended September 30, 2001, we had no sales of timeshare resort interests. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. In the third quarter of 2002, and the third quarter of 2001 net revenues over expenses earned from Lake Tropicana rental activities were negligible.

We incurred interest expense of $140,418 in the third quarter of 2002 as compared to $142,598 in the third quarter of 2001. The decrease is primarily due to the reduction of long-term debt and the reduction of late and extension fees through payment of debt and issuance of stock for debt. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership in 1997, interest payments related to the mortgages on the property ceased. The 2002 and 2001 interest expense consisted primarily of interest related to notes payable.

Our general, administrative and consulting expenses in the three months ended September 30, 2002 equalled $404,942, an increase from $370,693 for the comparableperiod in 2001. The majority of the general and administrative expenses in thethird quarter of 2001 were comprised of consulting, legal and accounting fees,consultants' fees related to the financing of our Lake Tropicana resort. The increase in these expenses in 2002 over 2001 arise from new investor relations, consulting, and legal fees.

We incurred no depreciation and amortization expense for the three months ended September 30, 2002 and September 30, 2001, as all capitalized and depreciable office furniture and equipment has been fully depreciated.

We incurred no research and development expenses for the three months ended September 30, 2002 and September 30, 2001.

During the three months ended September 30, 2002, we had a negative net cash flow of $52,552. This net negative cash flow was comprised of positive cash flows of $34,130 from investing activities and positive cash flows of $83,021 from financing activities, offset by positive cash flows of $169,703 from operating activities. A substantial portion of financing activities consisted of the sale of common stock. A substantial portion of the investing activities consist of a return of investment in the Lake Tropicana project. A substantial portion of the operating activities reflects the net loss for the period combined with the accrual of interest on notes payable.

As a result of the foregoing factors, our net loss increased to $545,360 for the three months ended September 30, 2002, from a net loss of $513,291 for the three months ended September 30, 2001. Our net loss per share for the two periods remained consistent at $0.01 per share.

    Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

For the nine months ended June 30, 2002 and the nine months ended June
30, 2001, we had no sales. Revenue from rentals of the Lake Tropicana Apartments are considered incidental to the business of development and sale of timeshare intervals and the numbers are netted against related expenses in the accompanying statements of operations. Other revenues are unrelated to the business activity currently in development. In the first three quarters of 2002 and the first three quarters of 2001, net revenues over expenses earned from Lake Tropicana rental activities were negligible.

We incurred interest expense of $421,429 in the first nine months of 2002 as compared to $555,157 in the first nine months of 2001. The decrease is primarily due to the interest recorded in 2001 on short-term loans and extension fees. Interest costs incurred for the development of Lake Tropicana timeshares were capitalized to property held from timeshare development during periods of active development based on qualifying assets. The project ceased to be under active development for accounting purposes in April 1995. As Lake Tropicana went into receivership, interest payments related to the mortgages on the property ceased. The 2002 and 2001 interest consisted primarily of interest related to notes payable and loan extension fees.

Our general, administrative and consulting expenses in the nine months ended September 30, 2002 equalled $2,512,558, a substantial increase over $1,784,972 for the comparable period in 2001. Substantially all of the general and administrative expenses in the first nine months of 2002 and 2001 were derived from consulting, legal and accounting fees, and payroll. Professional fees and consulting expenses increased in 2002 over 2001 as a result of the efforts to acquire a majority ownership of Lake Trop, obtain refinancing for the project, and expenses related to the reverse stock split. These amounts represent a substantial decrease from previous years, due to a significant decrease in financing fees (incurred as a result of the Company's attempts to locate and obtain financing for the development of its Lake Tropicana Resort), commissions and marketing expenditures, and reductions in payroll and other administrative expenses.

We incurred no depreciation and amortization expense for the nine months ended September 30, 2002 and September 30, 2001, as all capitalized and depreciable office furniture and equipment has been fully depreciated.

We incurred no research and development expenses for the the nine months ended September 30, 2002 and September 30, 2001.

During the nine months ended September 30, 2002, the Company had a negative net cash flow of $14,448. This net negative cash flow was comprised of positive cash flows of $944,074 from financing activities offset by a negative cash flow of $465,898 from operating activities and negative cash flows of $492,624 from investing activities. A substantial portion of financing activities consisted of the issuance of stock. A substantial portion of the investing activities consist of the investment in the Lake Trop project. A substantial portion of the operating activities reflects stock issued for the investment in Lake Trop and for debt and services.

As a result of the foregoing factors, our net loss increased to $2,933,987 for the nine months ended September 30, 2002, from a net loss of $2,340,129 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

Our consolidated financial statements at September 30, 2002 and for the period then ended have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Continuation of MPTV as a going concern is dependent upon our raising additional financing and achieving and sustaining profitable operations. Because of the uncertainties regarding our ability to achieve these goals, no assurance can be given that we will be able to continue in existence. Based on our interest in Lake Tropicana, and the potential to raise additional debt and/or equity financing (see below), we believe that there will be sufficient capital available to complete existing contracts and projects. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should we be unable to continue as a going concern.


To date, we have funded our operations primarily through private placements of equity securities and secondarily through our interest in Lake Tropicana. At September 30, 2002, we had a working capital deficit of $5,747,926, including cash of $103,965, compared to a working capital deficit of $4,222,090, including $225,367 in cash, at September 30, 2001.

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

WE HAVE SUFFERED LOSSES SINCE INCEPTION AND ARE IN IMMEDIATE NEED OF FUNDING TO SERVICE DEBT AND SUSTAIN OUR OPERATIONS.

Our recurring losses from operations show a need for additional funding that raises substantial concerns about our ability to continue as a going concern. We have incurred cumulative net losses of $555,546,643 since inception, and are also in default on certain of our unsecured notes payable. In the event that we cannot refinance or renegotiate these notes, we may be subject to collection actions and legal proceedings. We require capital to conduct our timeshare unit development and marketing activities, and for operating expenses, interest and note obligations. Our ability to continue as a going concern is dependent upon our ability to obtain outside financing through the issuance of either equity or debt securities and, ultimately, upon future development of profitability through sales of timeshare units at Lake Tropicana. While we are currently attempting to raise funds through a private placement of debt securities and the reorganization of the Lake Tropicana resort through Chapter 11 of the U.S. Bankruptcy Code, there can be no assurance that a private placement will be successfully consummated. In addition, even if successfully completed, such private placement may not meet all our future capital requirements. In the future we may offer additional or other securities for sale or attempt to secure financing from banks or other financial institutions. If significant indebtedness is then outstanding, our ability to obtain additional financing will be adverselyaffected. If and to the extent that we incur additional indebtedness, debt service requirements will have a negative effect on earnings. Further, if we are unable to service our indebtedness and to renew or refinance such obligations on a continuing basis, our ability to operate profitably will be materially threatened. No assurance can be given that we will be able to obtain financing on acceptable terms, if at all.

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

DEVELOPMENT OF THE RESORT HAS BEEN DELAYED

MPTV commenced the development of the Lake Tropicana timeshare resort in 1994. However, the first phase of the renovation was suspended due to liquidity and other financial concerns, and has yet to be completed. Management currently anticipates that the first phase will be completed within ninety days of the funding of the project, subject to obtaining required permits, and that the remainder of the renovation will occur in a number of phases over the succeeding twelve months. Although marketing of the timeshare units in Lake Tropicana commenced in July 1997, it was suspended in December 1997. There can be no assurance that we will be able to obtain adequate financing to complete the renovation. Our failure to successfully complete our development, construction, redevelopment, conversion, acquisition and expansion activities may have a material adverse effect on our results of operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2002, and in prior years, the company has been the defendant in certain lawsuits. In 1995, the founder and former officer, director and principal (the "Plaintiff")of MPTV filed a Complaint against the Company to enforce a settlement. In exchange MPTV issued 328,800 shares of its common stock, subject to certain registration rights. The Company had not registered such shares. In February 1996, the Company settled, with the Plaintiff agreeing to pay $600,000 in damages. The Company recorded a provision for loss totaling $256,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $600,000 settlement obligation in other accrued liabilities on the consolidated balance sheet at September 30, 2002 and 2001. This obligation has not been paid.

In March 1996, the Company received an unfavorable judgment in litigation with a former consultant related to a compensation dispute. The judgment provides for the Company to pay the former consultant approximately $282,000. The Company filed a motion for a rehearing and received an Order from the Court denying said motion. Management has recorded a provision for loss totaling $112,000 relating to this settlement in the 1995 consolidated statement of operations. The Company has reflected the entire $282,000 settlement obligation in other accrued liabilities and accrued expenses on the consolidated balance sheet at September 30, 2002 and 2001.

Additional pending lawsuit amounts totaling approximately $100,000 are included in accrued liabilities at September 30, 2002 and 2001.

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

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.                      Name
         -----------                 --------------
            99.1                     Certification of Chief Executive
                                      Officer and Chief Financial
                                      Officer

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California on the 19th day of November, 2002.


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

       Signature                      Title                     Date
- ----------------------  -----------------------------     ------------
/s/HURLEY C. REED
   Hurley C. Reed         Chief Executive and Financial   November 19, 2002
                          Officer and Chairman of the
                          Board of Directors

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Hurley C. Reed certify that
(1) this Quarterly Report of MPTV, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and (2) the information in this Report fairly presents, in all material respects, the financial condition of the Company at September 30, 2002 and September 30, 2001 and its results of operations for the three month and nine month periods then ended.

/s/ HURLEY C. REED
 Hurley C. Reed
 Chief Executive Officer and Financial Officer

 Date: November 19, 2002